Form 10-Q
period 2010-09-30
DC BRANDS INTERNATIONAL INC
filed 2010-11-22
CIK 1393463

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - Q
_______________________________

[mark one]
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 000-54031
_____________________________________________________________

DC BRANDS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Colorado	20-1892264
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

9500 W. 49 th Avenue, Suite D-106, Wheat Ridge, CO 80033
(Address of principal executive offices including zip code)

(303) 279 3800
 ( Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 265,603,139 shares of common stock, $.001 par value per share, as of November 22, 2010.

Transitional Small Business Disclosure Format (Check one): Yes☐    No☒

DC BRANDS INTERNATIONAL, INC.

ITEM 1. FINANCIAL STATEMENTS

DC BRANDS INTERNATIONAL, INC.

Consolidated Financial Statements
As of Sept 30, 2010 and 2009
(Unaudited)

DC Brands International, Inc.
Consolidated Balance Sheets
As of Sept 30, 2010 and December 31, 2009

	Sept 30,	December 31,
	2010	2009
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$15,532	$81,362
Accounts receivable	99,735	185,106
Inventory	260,277	364,991
Prepaid expenses	0	7,423
Total current assets	375,544	638,882

Property and equipment, net	123,469	166,608

Total assets	$499,013	$805,490

Liabilities
Current liabilities
Accounts payable	$250,008	$573,208
Accrued interest payable	353,879	206,332
Accrued liabilities	637	7,302
Related party payable	465,617	1,659,277
Warrant liability	1,465,400	1,463,000
Short-term notes payable and current portion of long-term debt (Net of Unamortized Discount of $0 and $108,609)	1,483,592	1,889,646
Total current liabilities	4,019,133	5,798,765
Long-term debt (Net of Unamortized Discount of $2,609,196 and $0)	2,353,340	1,908,375
Total liabilities	6,372,473	7,707,140

Commitments and contingencies (Note 4)

Stockholders' deficit
Preferred Stock, $0.001 par value; 25,000,000 shares authorized
Series A Preferred Stock, 100,000 shares authorized, shares issued
and outstanding - 91,111 shares in 2010 and 2009	91	91
Common Stock, $0.001 par value; 300,000,000
shares authorized, shares issued and outstanding
- 255,603,139 in 2010 and 201,569,720 in 2009	255,603	201,570
Additional paid in capital	70,004,597	63,283,790
Issuances in exchange for promotional consideration	(98,344)	(375,844)
Accumulated deficit	(76,035,407)	(70,011,257)
Total stockholders' deficit	(5,873,460)	(6,901,650)

Total liabilities and stockholders' deficit	$499,013	$805,490

The accompanying notes are an integral part of these financial statements.

DC Brands International, Inc.
Consolidated Statements of Operations
For the Three and Nine Months Ended Sept 30, 2010 and 2009
(Unaudited)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2010	2009	2010	2009
Net Revenues	$125,298	$193,185	$479,288	$295,039
Cost of goods sold	74,860	235,053	377,040	308,320
Gross margin	50,438	(41,868)	102,248	(13,281)

Operating Expenses
General and administrative (includes share based compensation of $46,620 and $130,000; $223,736 and $313,667 for the three and nine months ended Sept 30, 2010 and Sept 30, 2009 respectively)	717,608	747,534	2,297,996	1,954,769
Sales and marketing (includes share based compensation of $93,380 and $0; $449,704 and $0 for the three and nine months ended Sept 30, 2010 and Sept 30, 2009 respectively)	492,310	358,442	1,360,858	755,573
Depreciation and amortization	21,475	21,504	64,426	64,071
Total operating expenses	1,231,393	1,127,480	3,723,280	2,774,413
Loss from operations	(1,180,955)	(1,169,348)	(3,621,032)	(2,787,694)

Other Expense (Income)
Interest expense	361,831	172,353	1,101,228	501,968
Interest expense - warrant liability	(880,200)	292,600	2,400	-
Loss (gain) on retirement of debt	-	(9)	1,299,490	(360,028)
Total other expense (income)	(518,369)	464,944	2,403,118	141,940

Net Loss	$(662,586)	$(1,634,292)	$(6,024,150)	$(2,929,634)

Weighted average number of common shares outstanding	248,786,474	155,829,720	228,586,430	142,164,720

Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.03)	$(0.02)

The accompanying notes are an integral part of these financial statements.

DC Brands International, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended Sept 30, 2010 and 2009
(Unaudited)

	Nine Months Ended Sept 30,
	2010	2009
Cash used in operating activities
Net loss	$(6,024,150)	$(2,929,634)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	64,426	62,845
Common stock issued for services	950,940	287,000
Loss (gain) on retirement of debt	1,295,985	(360,000)
Amortization of debt discount	448,233	156,582
Changes in operating assets and liabilities:
Accounts receivable	(6,629)	(107,615)
Inventory	104,715	(25,205)
Accounts payable	(180,461)	102,294
Accrued interest payable	421,843	250,799
Accrued liabilities	(6,665)	447
Related party payable	457,181	260,598
Warrant liability	2,400	-
Net cash used in operating activities	(2,472,182)	(2,301,890)
Cash used in investing activities
Purchase of property and equipment	(21,287)	(7,381)
Net cash used in investing activities	(21,287)	(7,381)
Cash provided by financing activities
Proceeds from issuance of common stock	616,500	1,938,500
Proceeds from notes payable	1,840,739	454,367
Payment on notes payable	(29,600)	(24,058)
Net cash provided by financing activities	2,427,639	2,368,810
Net increase (decrease) in cash and cash equivalents	(65,830)	59,539
Cash and cash equivalents
Beginning of period	81,362	12,232
End of period	$15,532	$71,771

Supplemental Disclosure of Noncash
Investing and Financing Activities
Retirement of debt in exchange for common stock	$2,832,386	$240,000
Debt discount for stock issued with debt	$2,609,196	$-
Supplemental Disclosure
Interest paid	$79,894	$10,053
Income taxes paid	$-	$-
Interest received	$-	$-

The accompanying notes are an integral part of these financial statements.

DC Brands International, Inc.
Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended Sept 30, 2010
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid in	Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Issuances	Deficit	Deficit

Balance, December 31, 2009	91,111	$91	201,569,720	$201,570	$63,283,790	$(375,844)	$(70,011,257)	$(6,901,650)
Common stock issued in exchange for cash			13,130,000	13,130	603,370			616,500
Common stock issued in exchange for services			6,238,000	6,238	667,202	277,500		950,940
Common stock issued in exchange for retirement of debt			18,700,000	18,700	2,350,300			2,369,000
Warrants issued as incentive to debt holder					1,750,000			1,750,000
Common stock issued in conjunction with debt offering			15,965,419	15,965	1,349,935			1,365,900
Net loss							(6,024,150)	(6,024,150)
Balance, Sept 30, 2010	91,111	$91	255,603,139	$255,603	$70,004,597	$(98,344)	$(76,035,407)	$(5,873,460)

The accompanying notes are an integral part of these financial statements.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
September 30, 2010

1.	Business and Significant Accounting Policies

The Company

DC Brands International, Inc. (“DC Brands” or the “Company”) was incorporated under the laws of Colorado in 1998 as Telemerge Holding Corp. and changed its name to DC Brands International, Inc. in 2004.  DC Brands specializes in the manufacture, marketing and distribution of health related products that utilize natural botanicals, vitamins, minerals and supplements and are aimed at maximizing the full potential of the body.    The Company’s current focus is on the sale of products under its H.A.R.D. Nutrition label.  The Company currently has two distinct types of products sold under its H.A.R.D. Nutrition logo; Functional Water Systems and nutritional supplements.  The Company’s products are sold to consumers, primarily through retail outlet distribution.  The Company’s products were distributed principally in the state of Colorado during 2010 and 2009.

Financial Condition

The Company has incurred significant losses and negative cash flows since its inception.   In addition, the Company had negative working capital (current assets less current liabilities) at Sept 30, 2010.  The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing.  Although the Company raised $40,000 in equity financing subsequent to Sept 30, 2010, and believes that its prospects for securing additional financing are good, there can be no assurance given that it will be successful in its efforts to raise capital.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis of Presentation

These statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.   The accompanying financial statements should be read in conjunction with DC Brands’ consolidated financial statements for the years ended December 31, 2009 and 2008 filed in the Company’s Form S-1 dated May 10, 2010, which includes all disclosures required by accounting principles generally accepted in the United States of America, or GAAP. The results of operations for the periods ended Sept 30, 2010 and 2009 are not necessarily indicative of expected operating results for the full year.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries DC Nutrition, Inc. and DC Brands, LLC (inactive).  All material intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

DC Brands considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market investments. DC Brands maintains balances from time to time in excess of the federally insured limits.

Accounts Receivable

The Company’s accounts receivable are unsecured, and the Company is at risk to the extent such amounts become uncollectible. Management continually monitors accounts receivable balances and provides for an allowance for doubtful accounts at the time collection becomes questionable based on payment history or age of the receivable. The Company sells products generally on net 30 day terms. The Company does not normally charge financing fees on late payments. Accounts receivable are charged to the allowance for bad debts when the Company has exhausted all reasonable means of collection.  The Company did not have an allowance for doubtful accounts at Sept 30, 2010 or December 31, 2009 as it deemed its accounts receivable all to be collectible.

Inventory

Inventory consists of Functional Water Systems and nutritional supplements.  Inventory is classified as finished goods when assembled into product ready for sale.  Unassembled components are classified as raw materials.  Components partially assembled or in the process of assembly are classified as work in process.  Inventory is stated at lower of cost or market on a first-in first-out method.  Management establishes a reserve for damaged and discontinued inventory when the estimated market value is determined to be lower than cost.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
September 30, 2010

Property and Equipment

Property and equipment is recorded at the original cost to the Company and is depreciated or amortized over estimated useful lives of three to five years, and leasehold improvements are amortized over the remaining life of the lease, using the straight-line method, commencing when the asset is placed in service.  Depreciation expense totaled $21,475 and $21,504, for the three months ended Sept 30, 2010 and 2009, respectively.  Depreciation expense totaled $64,426 and $64,071, for the nine months ended Sept 30, 2010 and 2009, respectively.

Warrant Liability

The warrant liability is calculated using a Barrier Option Model with MonteCarlo Simulation from Global Derivatives.com.  This model specifically addresses the fact that no additional shares of stock will need to be issued if our stock price hits the target (barrier) of $.50 or $.15. This amount is adjusted quarterly based upon the changes in valuation provided by the model.

Income Taxes

The Company uses the liability method for accounting for income taxes.  Under this method, the Company recognizes deferred assets and liabilities based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.  The Company establishes a valuation allowance for all deferred tax assets for which there is uncertainty regarding realization.

Net Loss Per Common Share

GAAP provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Basic and diluted loss per share was the same as of Sept 30, 2010 and December 31, 2009.  Common stock equivalents of 12,263,267 shares outstanding at both Sept 30, 2010 and December 31, 2009 from stock issuable on demand as described in Footnote 7 – Stockholders’ Equity – Stock Rights were not included in the calculation of earnings per share because they would have been anti-dilutive.

Revenue Recognition

The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectability is reasonably assured.  The Company accepts returns only if the item is damaged.  Historically returns have not been material and are recorded when the items are returned. However, we believe that the lack of returns is, in part, due to our secret shopper program pursuant to which our Chief Executive Officer has used his own funds to purchase damaged products and products which are not damaged but have earlier generation labels. Although difficult to predict, we believe that returns without this program could be as high as one half of one percent of annual sales. These repurchased products are then donated to charity or used in promotional campaigns and are not resold.

Share-Based Compensation

Share-based compensation is measured at the grant date, based on the closing value of the  Company’s common stock at the date of grant and is recognized over the requisite service period.

Advertising Expense

Advertising expense is expensed as incurred.  Advertising expense totaled $365,889 and $230,016 for the three months ended Sept 30, 2010 and 2009, respectively.  Advertising expense totaled $760,773 and $544,095 for the nine months ended Sept 30, 2010 and 2009, respectively.

Secret Shopper Program

Our secret shopper program was initially conducted by the Company itself in 2009 using Company funds for repurchases.  Accordingly, we reversed sales for those products that we purchased, reversed the cost of goods sold for those products that we purchased and recorded a marketing expense for the amount of money used to repurchase the products as well as the amount of money used to retool the products.  Commencing 2010, we did not repurchase any products; however our Chief Executive Officer used approximately $35,000 of his own funds to repurchase products.   The only cost incurred by the Company during 2010 in connection with this program was approximately $3,000 for retooling of products that was included in marketing expense, as these products were later used in our marketing events.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
September 30, 2010

DC Brands International, Inc
Secret Shopper Program

	Period Ended
	12/31/2008	12/31/2009	9 mo Ended 9/30/10
Sales Reversed	$-	$74,584
COGS Reversed	$-	$47,105
Marketing Expense Recorded	$-	$53,997
Product by CEO	$-		$35,000

Credit Risk and Customer Concentrations

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.  Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of accounts receivable.

As of Sept 30, 2010, one customer represented 91% and a second customer represented 3% of the Company’s accounts receivable.  The largest customer is a wholesale distributor who provides product to the Company’s single largest retail grocery outlet, which represented 89% of the Company’s revenue volume during the three months ended Sept 30, 2010 and represented 89% of the Company’s revenue volume during the nine months ended Sept 30, 2010.  The other customer is a wholesale distributor who provides product to resort properties in Las Vegas.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.  Significant estimates included in these financial statements include the estimated useful lives and realizablilty of long lived assets.

Fair Value of Financial Instrument Estimates

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value hierarchy established by GAAP prioritizes the inputs into valuation techniques used to measure fair value.  Accordingly, the Company uses valuation techniques that maximize the use of observable inputs when determining fair value.  The three levels of the hierarchy are as follows:

Level 1: Inputs that reflect unadjusted quoted prices in active markets that are accessible to us for identical assets or liabilities;

Level 2: Inputs include quoted prices for similar assets and liabilities in active or inactive markets or that are observable for the asset or liability either directly or indirectly; and

Level 3: Unobservable inputs that are supported by little or no market activity.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
September 30, 2010

The Company has no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities) as of Sept 30, 2010.  The Company’s financial instruments include cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued interest payable, accrued liabilities, related party payables, notes payable and warrant liability.   The carrying amounts of all these financial instruments approximate their fair value due to their short maturities with the exception of warrant liability.  The warrant liability is adjusted at each reporting period based upon the Company’s stock price as described more fully in Footnote 7 – Stockholder’s Equity – Warrants.

Recent Accounting Pronouncements

In Sept 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding disclosure of the different classes of assets and liabilities, valuation techniques and inputs used, activity in Level 3 fair value measurements, and the transfers between levels. ASU No. 2010-06 is effective for the annual reporting period beginning after December 15, 2009. The Company will provide the required disclosures beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2010. The Company does not anticipate that the adoption of the Update will have  a material impact to the Company’s financial position, results of operations or cash flows.

In February 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”).  The new standard addresses, among other things that an entity that is an SEC filer is no longer required to disclose the date through which subsequent events have been evaluated.  ASU No. 2010-10 is effective upon the issuance of the final Update. The Company has adopted this Update beginning with the Company’s S-1 filing for the year ending December 31, 2009. The Company does not anticipate that the adoption of this Update will have a material impact to the Company’s financial position, results of operations or cash flows.

Subsequent Events

In preparing the unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after Sept 30, 2010, up until the issuance of the unaudited consolidated financial statements.  See Note 10 Subsequent Events for issuances of stock.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
September 30, 2010

2.	Inventory

Inventory consisted of the following:

	Sept 30	December 31,
	2010	2009
Finished goods	$105,841	$250,964
Work in process	89,160	25,685
Raw materials	65,275	197,000
	260,276	473,649
Allowance for obsolescence	-	(108,658)
	$260,276	$364,991

3.	Property and Equipment

Property and equipment consisted of the following:
	Sept 30,	December 31,
	2010	2009
Leasehold improvements	$14,004	$14,004
Office furniture and fixtures	26,034	26,034
Vehicles	231,970	231,970
Warehouse equipment	103,134	93,030
Computer equipment	73,242	62,059
	448,384	427,097
Accumulated depreciation	(324,914)	(260,489)
	$123,469	$166,608

4.	Commitments and Contingencies

The Company leases office and warehouse space under a non-cancellable operating lease expiring in April 2013.  Future minimum lease payments under the lease are as follows:

Years Ending December 31,
Remaining 3 months of 2010	$50,267
2011	$203,949
2012	$206,832
2013	$69,260

Minimum salary commitments under contracts with the Company’s CEO and Executive Vice-President are as follows:

Years Ending December 31,
Remaining 3 months of 2010	$187,500
2011	$856,250
2012	$962,812
2013	$1,007,031
2104	$750,000

DC Brands International, Inc.
Notes to Consolidated Financial Statements
September 30, 2010

5.	Notes Payable

A summary of notes payable as of Sept 30, 2010 is as follows:

	Current	Long Term	Total
1 Note payable, originated in 2004, due in 2006,	$546,879	$-	$546,879
6% interest rate, secured by assets of
DC Brands, LLC, a wholly owned subsidiary

1 Note payable originated in 2005, due on demand,	242,188	-	242,188
non interest bearing, unsecured

1 Note payable originated in 2005, due on demand,	14,500	-	14,500
non interest bearing, unsecured

2 Notes payable originated in 2007, due in 2007,	86,123	-	86,123
36% interest, unsecured

1 Notes payable originated in 2007, due in 2007,	14,266	-	14,266
24% interest, unsecured

8 Notes payable, originated in 2008,	562,873	-	562,873
due at various dates from July to August
2010, 15% interest, unsecured

1 Note payable, originated in 2010, due	-	1,622,220	1,622,220
January 1, 2015, 10.25% interest, unsecured

3 Notes payable, originated in 2010, due	-	592,933	592,933
July 1, 2013, callable after January 1, 2012
6% interest, unsecured

1 Note payable, originated in 2010, due	-	333,209	333,209
July 1, 2013, 16% interest, unsecured

2 Notes payable, originated in 2010, callable	-	1,650,840	1,650,840
with 366 day notice, 10% interest, unsecured

8 Notes payable, originated in 2010, due	-	763,333	763,333
due at various dates from July to September 2013,
16% interest, unsecured

4 Notes payable, originated in 2005 and 2007,	16,763	-	16,763
due in monthly installments, maturing 2010 to 2012,
interest at 11%, secured by motor vehicles

	1,483,592	4,962,536	6,446,127
Unamortized discount	-	(2,609,196)	(2,609,196)

	$1,483,592	$2,353,339	$3,836,931

DC Brands International, Inc.
Notes to Consolidated Financial Statements
September 30, 2010

A summary of notes payable as of December 31, 2009 is as follows:

	Current	Long Term	Total
2 Notes payable, originated in 2004, due in 2006,	$649,900	$-	$649,900
6% interest rate, secured by assets of
DC Brands, LLC, a wholly owned subsidiary

1 Note payable originated in 2005, due on demand,	242,188	-	242,188
non interest bearing, unsecured

1 Note payable originated in 2005, due on demand,	14,500	-	14,500
non interest bearing, unsecured

2 Notes payable originated in 2007, due in 2007,	86,123	-	86,123
36% interest, unsecured

1 Notes payable originated in 2007, due in 2007,	17,843	-	17,843
24% interest, unsecured

1 Note payable, originated in 2007, due	-	1,892,932	1,892,932
January 1, 2011, 10% interest, unsecured

13 Notes payable, originated in 2008,	947,989	-	947,989
due at various dates from July to November
2010, 15% interest, unsecured

4 Notes payable, originated in 2005 and 2007,	39,712	15,443	55,155
due in monthly installments, maturing 2010 to 2012,
interest at 11%, secured by motor vehicles

	1,998,255	1,908,375	3,906,630
Unamortized discount	(108,609)	-	(108,609)

	$1,889,646	$1,908,375	$3,798,021

As of Sept 30, 2010 and December 31, 2009, three notes payable totaling $647,268 and five notes payable totaling $753,866, respectively, were past due.  There are no default penalties or fees that may be sanctioned against the Company for not paying the notes upon maturity.  The Company intends to restructure these notes into long-term debt or equity.

The Company retired notes payable and accrued interest payable totaling $1,346,273 and $600,000 during the nine months ended Sept 30, 2010 and 2009, respectively by issuing 18,700,000 and 6,000,000 shares of common stock during the nine months ended Sept 30, 2010 and 2009, respectively.  The Company valued the shares based upon the closing share price at each retirement date and recorded a loss on retirement of debt of $1,295,985 during the nine months ended Sept 30, 2010, and a gain on retirement of debt of $360,000 during the nine months ended Sept 30, 2009.

The note payable due January 1, 2015 has a face amount of up to $5,000,000 and functions as a revolving line of credit.  There was $3,377,780 of unused availability on the note at Sept 30, 2010.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
September 30, 2010

The notes in the aggregate principal amount of $750,000 owed to four investors with maturity dates between May and June were paid off on June 30 by issuing 4 new notes with aggregate principal amount of $926,142 (the accrued interest was included in the new notes). The new notes have a 36 month maturity.  These notes bear interest at a range from 6% to 16% per annum. Three of these notes with a total principal amount of $592,933 are callable by holder anytime after January 1, 2012. A total of 6,332,089 of new shares of common stock were issued to these four debt holders in connection with the new debt issuance.  The fair market value of the stock issued ($466,567) was recorded as a discount to these notes payable and will be amortized over the life of the notes.  The $5 million revolving note with a principal outstanding balance as of March 31, 2010 of $1,860,643 was restructured such that it now bears interest at a rate of 10.25% per annum and matures on January 1, 2015.  A warrant for the purchase of 25,000,000 shares of our common stock at an exercise price of $.01 was issued to this debt holder.  The fair market value of this warrant, $1,750,000 was booked as additional paid in capital and as a discount to the revolving note payable.  The discount will be amortized over the life of the agreement.  We also converted $1,650,840 of related party payables owed to Richard Pearce and Jeremy Alcamo into notes bearing interest at a rate of 10% that are callable with 366 days notice which classifies them as long term debt.  Upon the occurrence of: (i) a change in ownership of twenty percent (20%) or more of our outstanding shares of common stock, (ii) our consummation of  a debt or equity financing or any combination thereof and our receipt of  gross proceeds of Five Million Dollars ($5,000,000) or more from such financing, or (iii) our termination of our employment agreement with Richard Pearce or Jeremy Alcamo then, and upon the happening of any such event, Richard Pearce or Jeremy Alcamo at their option shall have the right to immediately seek payment of the entire amount due and payable with interest thereon.

From July to September of 2010 the company originated 8 notes with a principal balance of $763,333.  These notes bear interest of 16% payable annually and have a 36 month maturity. A total of 7,633,330 of new shares of common stock were issued to these eight debt holders in connection with the new debt issuance. The fair market value of the stock issued ($589,333) was recorded as a discount to these notes payable and will be amortized over the life of the notes.

Transactions involving notes payable subsequent to Sept 30, 2010 are set forth in Note 10. Subsequent Events.

6.	Income Taxes

The Company has not filed tax returns since its inception.  The Company is in the process of preparing past tax returns and does not believe that it will be exposed to any material or significant risk of penalty or forfeiture of NOLs.

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of December 31, 2009, the accumulated deferred tax benefit at the effective combined Federal and state income tax rate of 37.25% is $22,200,000 and a valuation allowance was set up for the full amount because it is “more likely than not” that the accumulated deferred tax benefit will not be realized in the future.

7.	Stockholders’ Equity

Issuances of Common Stock

The Company issued common stock during the nine months ended Sept 30, 2010, as set forth below.  The common stock was valued at the fair market value at the date the Company became obligated to issue the shares.

The Company issued 9,130,000 shares of common stock during the nine months ended Sept 30, 2010, for cash.  The shares were sold at prices ranging from $0.05 to $0.10 per share.

The Company issued 4,000,000 shares of common stock during the nine months ended Sept 30, 2010, in exchange for $40,000 in cash at a price $0.01 per share related to the exercise of a warrant.

The Company issued 6,238,000 shares of common stock during the nine months ended Sept 30, 2010, related to services provided by vendors.  The shares were valued at prices ranging from $0.07 to $0.13 per share. The shares were collectively valued at $673,440.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
September 30, 2010

The Company issued 18,700,000 shares of common stock during the nine months ended Sept 30, 2010, in order to pay off or pay down notes payable and accrued interest.  The common stock was valued at $0.12 to $0.13 per share.  The shares were collectively valued at $2,369,000.

The Company issued 15,965,419 shares of common stock during the nine months ended Sept 30, 2010, related to the issuance of debt.  The shares were valued from $0.07 to $0.12 per share and collectively valued at $1,365,900.

Series A Preferred Stock

The Series A Preferred Stock votes together with the common stock as a single class and the holders of the Series A Preferred Stock are entitled to such number of votes as shall equal 51.25% of the number of votes that may be cast by the outstanding shares of common stock.  The Series A Preferred Stock is not convertible into common stock and does not carry any redemption features.

Additional Issuances of Stock

During 2009, the Company issued 687,500 shares of stock to three professional athletes and one agent in exchange for promotion of the company’s products.  The shares were valued from $.08 to $.18 per share.  The terms of these agreements range from 12 to 24 months.  During the nine months ended Sept 30, 2010, $277,500 was amortized to sales and marketing expense.  The remaining unearned portion of $98,344 of these contracts is recorded as a reduction to Stockholders Equity as of Sept 30, 2010.

Warrants

The Company issued 14,630,000 Warrants exercisable for a maximum of 29,260,000 shares of common stock from March to May 2009 in conjunction with the sale of common stock at $0.05 per Unit, each Unit consisting of a share of common stock and a Warrant which expire between March 5, 2012 and May 29, 2012.  In the event that the average trading price exceeds $0.50 per share over any consecutive 20 day period between the 12th and 24th months following the issue date of the Warrants, the Warrants become null and void.  In the event that the average trading price does not exceed $0.50 per share as set forth above, the Warrant may be exercised by the holder.  The Warrant is redeemable into the number of shares that would need to be issued to cause the holder to have achieved an average selling price of $0.50 per share had they sold their shares during the 60 days following the 24th month following this issue date of the Warrants. The warrants are exercisable at an exercise price of $0.00 no additional funds need be provided by the holders in order to exercise the warrants and to obtain the underlying  shares once the milestone set forth above that allow for exercise is met. As the Measurement Period has not yet passed, the number of shares of common stock for which the Warrants may be redeemed is not yet determinable. For example if the average trading price of our common stock for the 60 days following the 24th month was $.20 the warrant holder is due $.30 of stock value.  Therefore they would be issued an additional 1 ½ shares of common stock ($.30 due / $.20 average value = 1 ½.)  If the average trading price of our common stock for the 60 days following the 24th month was $.40 the warrant holder is due $.10 of stock value.  Therefore they would be issued an additional 1/4 share of common stock ($.10 due / $.40 average value = 1/4.)   If the average trading price of our common stock for the 60 days following the 24th month was $.10 the warrant holder is due $.40 of stock value.  Therefore, because of the two share maximum, they would be issued an additional 2 share of common stock ($.40 due / $.10 average value = 4 reduced to 2 because of maximum.)

The Company issued in 14,750,000 Warrants exercisable for a maximum of 29,500,000 shares of common stock from August to December 2009 in conjunction with the sale of common stock at $0.05 per Unit, each Unit consisting of a share of common stock and a Warrant which expire between November 15, 2010 and March 15, 2011.  In the event that the average trading price exceeds $0.15 per share in the three-month period between the 12th and 15th months following the issue date of the Warrants (the “Measurement Period”), the Warrants may be redeemed by the Company at a nominal amount.  In the event that the average trading price does not exceed $0.15 per share during the Measurement Period, the Warrant may be exercised by the holder.  The Warrant is redeemable into the number of shares that would need to be issued to cause the holder to have achieved an average selling price of $0.15 per share had they sold their shares during the Measurement Period. The warrants are exercisable at an exercise price of $0.00 no additional funds need be provided by the holders in order to exercise the warrants and to obtain the underlying shares once the milestone set forth above that allows for exercise is met. As the Measurement Period has not yet passed, the number of shares of common stock for which the Warrants may be redeemed is not yet determinable. For example if the average trading price of our common stock for the three-month period following the 12th month was $.10 the warrant holder is due $.05 of stock value.  Therefore they would be issued an additional  ½ shares of common stock ($.05 due / $.10 average value =  ½.)  If the average trading price of our common stock for the three-month period following the 12th month was $.20 the warrant holder is due no additional stock value.  Therefore no additional shares of stock would need to be issued.  If the average trading price of our common stock for the 60 days following the 24th month was $.03 the warrant holder is due $.12 of stock value.  Therefore, because of the two share maximum, they would be issued an additional 2 share of common stock ($.12 due / $.03 average value = 4 reduced to 2 because of maximum.)

DC Brands International, Inc.
Notes to Consolidated Financial Statements
September 30, 2010

The warrant holders will receive restricted shares of common stock upon exercise of their warrants; however following exercise they will be entitled to piggyback registration rights under certain specified circumstances.

In June 2010, the Company issued a Warrant to one of its debt holders in conjunction with the restructuring of its debt. The Warrant is exercisable for 25,000,000 shares of the Company’s common stock at an exercise price of $.01 per share.  The Warrant contains a limitation on exercise that provides that the holder cannot exercise the warrant if such exercise would cause the holder to own in excess of 4.99% of the outstanding shares of common stock of the Company.  Such limitation can be waived by the holder upon 60 days notice.

Stock Rights

The Company’s CEO has the right to demand that the Company issue him 12,263,267 shares of common stock.  The right stems from his employment agreement, whereby he was entitled to receive shares, such that his ownership interest would equal 56.25% of outstanding common stock.   The Company recorded compensation expense as these rights were earned, prior to June 2007 when he relinquished the right to earn additional shares.

Transactions involving common stock subsequent to Sept 30, 2010, are set forth in Note 10. Subsequent Events.

8.	Share Based Compensation Expense

The Company recognizes expense associated with shares issued for services over the service period.  The shares are valued based upon the fair value of the common stock on the date that the Company becomes obligated to issue the shares.  Expenses associated with shares issued for services are as follows:

	Three months ended Sept 30,		Nine months ended Sept 30,
	2010	2009	2010	2009
General and administrative	$46,620	$130,000	$223,736	$313,667
Sales and marketing	93,380	-	449,704	-
	$140,000	$130,000	$673,440	$313,667

9.	Related Party Transactions

The Company had related party payables of $465,618 and $1,659,277 at Sept 30, 2010 and December 31, 2009, respectively consisting primarily of deferred salaries payable and royalties payable to its officers.  In June of 2010 $1,650,841 of related party payables were converted into two notes callable with 366 days notice and earning 10% interest.  The Company is party to a royalty agreement with two of the Company’s officers whereby the officers are entitled to receive $0.05 per cap for each bottle cap sold.  The bottle cap is a specialized cap that contains the vitamin supplements in the Company’s functional water system.  The officers collectively deferred $145,846 and $45,490 in salaries and $2,577 and $0 in royalties during the three months ended Sept 30, 2010 and 2009, respectively.  The related party payables are non-interest bearing and due on demand.

10.	Subsequent Events

Subsequent to Sept 30, 2010, the Company issued common stock as follows:

	Shares	Common Stock	Additional Paid in Capital	Amount
In exchange for cash	10,000,000	$10,000	$90,000	$100,000
In conjunction with debt offering	-	$-	$-	$-
In exchange for services	-	-	-	-
	10,000,000	$10,000	$90,000	$100,000

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This discussion and analysis should be read in conjunction with the accompanying Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements made in this report may constitute “forward-looking statements on our current expectations and projections about future events”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.   These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

General

The following analysis of our consolidated financial condition and results of operations for the nine months and three months ended September 30, 2010 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2009 and the other information set forth in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Overview

We have only recently commenced operations and have only recently began sales of our H.A.R.D. Nutrition Functional Water System.   From our inception to September 30, 2010, we had incurred an accumulated deficit of $ 76,035,407.  Our accumulated deficit through September 30, 2010 is primarily attributable to our issuance of stock compensation.

Since inception, we have primarily financed our operations from the sale of common stock and debt. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements for the next few months. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we may need to raise additional funds, whether through a stock offering or otherwise.

We have recently entered into an accounts receivable factoring agreement with Liquid Capital  pursuant to which we have agreed to sell and Liquid Capital has agreed to purchase certain of the accounts arising from the sale of our products.  Liquid Capital in its sole discretion may advance up to 80% of the face amount of the accounts purchased less an applicable discount fee up to a maximum of $750,000.  In order to secure our payment of all our indebtedness and obligations to Liquid Capital, we granted Liquid Capital a security interest and lien upon our accounts and our other assets.   The agreement with Liquid Capital has a term of one year and may be terminated by either party upon 30 days prior written notice and immediately by Liquid Capital upon an event of default as defined in the agreement.  There can be no assurance that the funds derived from this arrangement will be sufficient to meet our needs.

Results of Operations

Quarter ended September 30, 2010 Compared to quarter ended September 30, 2009

Revenue- During the quarter ended September 30, 2010, we generated revenue of $125,298, a substantial portion of which was attributable to the sale of our H.A.R.D, Nutrition Functional Water System which commenced in August 2009.  This represented a 35% decrease from the prior year.  During the same period of 2009, we had revenue of $193,185.  The decrease is attributable to a reduction in inventory levels carried by our distributor.  Our gross margin increased from a negative gross margin of $41,868 for the quarter ended September 30, 2009 to $50,438 for the quarter ended September 30, 2010. Our cost of goods sold decreased approximately 68% to $74,860 for the quarter ended September 30, 2010 from $235,053 for the quarter ended September 30, 2009.  The decrease in the cost of goods sold was attributable to a lower sales volume and production efficiencies.  In August 2009, we commenced sales of our Functional Water System, which has a higher cost to produce than our other products due in part to bottling expenses.  Sales of our H.A.R.D, Nutrition Functional Water System and H.A.R.D. Nutrition supplements accounted for 89% and 11% respectively of our revenue for the quarter ended September 30, 2010. At least 80% of our sales of our H.A.R.D. Nutrition Functional Water System were attributed to indirect sales to King Soopers.  King Soopers has recently approved sales of our products in wrap cases of 12 bottles as opposed to sales of single cases.  Although we have no history with sales of our products in wrap cases at King Soopers and therefore no reliable sales trend information, we are hopeful that sales will increase once we commence selling our products in wrap cases.

Expenses- Our total operating expenses, excluding depreciation and amortization, for the quarter ended June 30 , 2010 were $ 1,209,918 as compared to $ 1,105,976 for the quarter ended September 30 , 2009.

General and administrative expenses were $717,608 and $747,534 for the quarters ended September 30, 2010 and September 30, 2009, respectively and included salaries, legal, accounting and other professional fees and occupancy related expenses. Included in general and administrative expenses was stock based compensation expense for services provided by vendors and employees of $46,620 for the quarter ended September 30, 2010. The remaining general and administrative expenses of $670,988 for the quarter ended September 30, 2010 included $288,453for salaries, $186,279 for legal accounting and other professional expenses and $37,734 for occupancy related expenses. The general and administrative expenses of $747,534 for the quarter ended September 30, 2009 included $98,380 of stock based compensation expense for services provided by vendors and employees, $231,704 for salaries, $161,912 for legal accounting and other professional expenses and $60,060 for occupancy related expenses.

Sales and marketing consisted of advertising and other promotional expenses.  Sales and marketing expenses were $492,310 and $358,442 for the quarters ended September 30, 2010 and September 30, 2009, respectively and included stock based compensation for services provided by vendors and employees of $93,380 for the quarter ended September 30, 2010. The remaining sales and marketing expenses, $ 398,930 for the quarter ended September 30, 2010 included $365,900 for advertising.  The sales and marketing expenses, for the quarter ended September 30, 2009 included $230,016 for advertising.

Interest expense for the quarter ended September 30, 2010 increased 110% to $361,831 from $172,353 for the quarter ended September 30, 2009 due to our recent note issuances in 2010. Interest expense warrant liability decreased from $292,600 for the quarter ended September 30, 2009 to ($880,200) for the quarter ended September 30, 2010.

Net loss for the quarter ended September 30, 2010 decreased 59% to $662,5856 as compared to $1,634,292 for the quarter ended September 30, 2009 and was primarily attributable to a decrease in cost of goods sold, interest expenses warrant liability and general and administrative offset by an increase in sales and marketing and interest expenses as previously described.

Liquidity and Capital Resources

Revenues

At September 30, 2010 we had cash and cash equivalents of $15,532 as compared to $81,362 at December 31, 2009.  Our working capital deficit at September 30, 2010 was $3,643,589 and at December 31, 2009 was $5,159,883.

For the nine months ended September 30, 2010 our cash used in operating activities was $2,472,182.  Our primary sources and uses of cash from operating activities for the period were losses from operations, common stock issued for services, loss on retirement of debt, depreciation and amortization and amortization of debt discount of $ 2,759,584 together with an increase in inventory.

Net cash used in investing activities for the nine months ended September 30, 2010 was $21,287, all of which was attributable to the purchase of equipment.

Net cash provided by financing activities for the nine months ended September 30, 2010 was $2,427,639 which included $616,500 from the issuance of common stock $1,840,739 from the issuance of notes offset by a payment on notes payable of $29,600.

Current and Future Financing Needs

We have incurred an accumulated deficit of $ 76,035,407 through September 30, 2010. We have incurred negative cash flow from operations since we started our business. At September 30, 2010, we had short term and long term debt of $3,836,931.   We have no commitment for additional funding other than the factoring arrangement that we have entered into. In addition, we have lease commitments of $50,267, $203,949, $206,832 and $69,260 for the remainder of 2010, 2011, 2012 and 2013.  We also have minimum salary commitments for compensation to our Chief executive Officer and Executive Vice President in accordance with the terms of their employment agreements that range from $750,000 to $1,007,031. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our advertising and marketing campaign,  and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements for the next few months. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we may need to raise additional funds, whether through a stock offering or otherwise.

We also have note payable commitments with respect to various notes payable issued to unaffiliated third parties who are accredited investors. A summary of notes payable as of September 30, 2010 is as follows: At September 30, 2010 we had 33 notes outstanding, fourteen of the notes or 23% of the aggregate principal balance were either past due or due on demand.    Two notes in the aggregate principal amount of $256,688 are non interest bearing and are due on demand.  To date, no demand for payment has been made.  Four notes in the aggregate principal amount of $ 647,268 bearing interest at a range from 6% to 36% are past due and to date no demand for payment has been made.  Notes in the aggregate principal amount of $562,873 bearing interest at a rate of 15% are owed to 8 investors in our private placements and payment was due between July and August 2010, $462,873 due on or before July 31, 2010, $100,000 due on or before August 31, 2010. To date no demand for payment has been made.  Notes in the aggregate principal amount of $ $926,142 owed to four investors with a maturity date of July 1, 2013. These notes bear interest at a range from 6% to 16% per annum. Three of these notes with a total principal amount of $592,933 are callable by holder anytime after January 1, 2012. A total of 6,332,089 of new shares of common stock were issued to these four debt holders in connection with the debt restructuring. The $5 million revolving note with a principal outstanding balance as of September 30, 2010 of $1,622,220 was restructured such that it now bears interest at a rate of 10.25% per annum and matures on January 1, 2015.  A warrant for the purchase of 25,000,000 shares of our common stock at an exercise price of $.01 was issued to this debt holder.   The fair market value of this warrant was booked as additional paid in capital  and as a discount to the revolving note payable. The company also converted $1,650,840 of related party payables owed to Richard Pearce and Jeremy Alcamo into notes with an aggregate principal amount of $1,650,840 bearing interest at a rate of 10% that are callable with 366 days notice which classifies them as long term debt.  Upon the occurrence of: (i) a change in ownership of twenty percent (20%) or more of our outstanding shares of common stock, (ii) our consummation of  a debt or equity financing or any combination thereof and our receipt of  gross proceeds of Five Million Dollars ($5,000,000) or more from such financing, or (iii) our termination of our employment agreement with Richard Pearce or Jeremy Alcamo  Richard Pearce or Jeremy Alcamo at their option shall have the right to immediately seek payment of the entire amount due and payable with interest thereon. Notes in the aggregate principal amount of $ $763,333 owed to eight investors with a maturity dates from July to September 2013. These notes bear interest at 16% per annum.  A total of 7,633,330 of new shares of common stock were issued to these eight debt holders in connection with the debt issuance.

Four notes in the aggregate principal amount of $16,763 bear interest at a rate of 11% and the principal amount outstanding is payable by June 30, 2011.

A summary of notes payable as of September 30, 2010 is as follows:

	Current	Long Term	Total
1 Note payable, originated in 2004, due in 2006,	$546,879	$-	$546,879
6% interest rate, secured by assets of
DC Brands, LLC, a wholly owned subsidiary

1 Note payable originated in 2005, due on demand,	242,188	-	242,188
non interest bearing, unsecured

1 Note payable originated in 2005, due on demand,	14,500	-	14,500
non interest bearing, unsecured

2 Notes payable originated in 2007, due in 2007,	86,123	-	86,123
36% interest, unsecured

1 Notes payable originated in 2007, due in 2007,	14,266	-	14,266
24% interest, unsecured

8 Notes payable, originated in 2008,	562,873	-	562,873
due at various dates from July to August
2010, 15% interest, unsecured

1 Note payable, originated in 2010, due	-	1,622,220	1,622,220
January 1, 2015, 10.25% interest, unsecured

3 Notes payable, originated in 2010, due	-	592,933	592,933
July 1, 2013, callable after January 1, 2012
6% interest, unsecured

1 Note payable, originated in 2010, due	-	333,209	333,209
July 1, 2013, 16% interest, unsecured

2 Notes payable, originated in 2010, callable	-	1,650,840	1,650,840
with 366 day notice, 10% interest, unsecured

8 Notes payable, originated in 2010, due	-	763,333	763,333
due at various dates from July to September 2013,
16% interest, unsecured

4 Notes payable, originated in 2005 and 2007,	16,763	-	16,763
due in monthly installments, maturing 2010 to 2012,
interest at 11%, secured by motor vehicles

	1,483,592	4,962,536	6,446,127
Unamortized discount	-	(2,609,196)	(2,609,196)

	$1,483,592	$2,353,339	$3,836,931

OUR PLAN OF OPERATIONS

OPERATING MODEL AND REPORTING STRUCTURE

DC BRANDS INTERNATIONAL, INC.

We, together with our wholly owned subsidiary, DC Nutrition, Inc., specialize in the manufacture, marketing and distribution of health related products that utilize natural botanicals, vitamins, minerals and supplements and are aimed at maximizing the full potential of the body.    Our current focus is on the sale of our products under our H.A.R.D Nutrition label.  To date, a substantial portion of our revenue has been derived from the sale of our products under this label. We currently have two distinct types of product that are sold under our H.A.R.D. Nutrition logo; our Functional Water Systems and nutritional supplements.  The Functional Water Systems and nutritional supplements can each be further categorized into four sub product lines; each line tailored to different health and daily needs: our performance, strength and training line, our wellness and beauty line, our weight loss and diet line and our energy line. Our H.A.R.D. Nutrition Functional Water Systems provide consumers with the convenience of the unique combination of nutraceutical supplements with a functional beverage.  All of the products sold under our H.A.R.D. Nutrition Functional Water Systems are sold in a bottle which combines in one container water, which is lightly flavored, with vitamins stored in our patented, licensed flip top compartment on the top of the bottle.  The water provides the hydration and catalyst needed for absorption of the specially formulated nutraceutical capsules contained in the bottle’s flip top cap compartment.  During the quarter ended Sept 30, 2010, we derived $111,797 representing 89% of our revenue from sales of our Functional Water Systems.  During the year ended December 31, 2009, we derived $548,382, representing 87% of our revenue from sales of our Functional Water Systems.

The other products sold under our H.A.R.D. Nutrition label are traditional supplements “not in the cap on top of the Water Systems” which are made from a mixture of herbs and have been formulated to help maintain good health by providing the supplements that we believe are needed by our body but cannot be directly obtained from foods.  Our sale of nutritional supplements has not generated as much revenue as the sale of our Functional Water Systems. During the quarter ended Sept 30, 2010, we derived $13,501 representing 11% of our revenue from sales of our H.A.R.D. Nutritional Supplement products.  During the year ended December 31, 2009, we derived $81,143, representing 13% of our revenue, from sales of our nutritional supplements.

To date, our market focus has been in the Colorado area, where we have sold products indirectly to retail stores, including the King Soopers grocery store chain, through a variety of distributors and directly to retail stores and health and fitness establishments, including the Max Muscle retail health and fitness chain as well as a few health and fitness and gym locations.  We also sell products directly from our corporate headquarters and through our website. Subject to being able to secure sufficient capital on commercially acceptable terms and attractive commercial prospects, we intend to expand our marketing efforts in the United States beyond the local Colorado area.

We were incorporated in 1998 in Colorado under the name Telamerge Holding Corp. In 2004, we changed our name to DC Brands International, Inc. in connection with our anticipated acquisition of DC Brands, LLC.

We have only recently commenced operations of products that are sports and fitness based nutraceutical supplements under the H.A.R.D. Nutrition label.  In fact, our first functional water sales were made in August of 2009.  Prior to 2006, our main focus was on the manufacture and sale of energy drinks.

Our principal offices are located at 9500 W. 49th Avenue, Suite D-106, Wheat Ridge, Colorado 80033.  Our telephone number is 303-279-3800.  Information about our products can be obtained from our website www.hardnutrition.com.

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the period ended September 30, 2010.

Revenue Recognition

The Company recognizes revenues when products are shipped or services are delivered to customers, pricing is fixed or determinable, and collection is reasonably assured. Net revenues include product sales net of returns and allowances.

Our continued operations in the long term will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.  We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.

We have based our estimate on assumptions that may prove to be wrong.  As previously stated, we may need to obtain additional funds in the next couple of months or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements.  We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all.  If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted.  If we are not able to obtain financing when needed, we may be unable to carry out our business plan.  As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources.  Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of our financial statements are reasonable.  Management regularly reviews these estimates and judgments for impairment, valuation and other changes in estimate.  Our critical account estimates are set forth below and have not changed during 2008, 2009 or 2010.  There were no changes to any estimates or judgments that had a material impact on the financial presentation.

The critical accounting policies affecting our financial reporting are summarized in Note 1 to the consolidated financial statements included in this filing. Policies involving the most significant judgments and estimates are summarized below.

Accounts Receivable

Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. Management continually monitors accounts receivable balances and provides for an allowance for doubtful accounts at the time collection becomes questionable based on payment history or age of the receivable. We sell products generally on net 30 day terms. We do not normally charge financing fees on late payments. Accounts receivable are charged to the allowance for bad debts when we have exhausted all reasonable means of collection.  We did not have an allowance for doubtful accounts at Sept 30, 2010, December 31, 2009 or December 31, 2008 as we deemed our accounts receivable all to be collectible.

Our method of determining the allowance for doubtful accounts and estimates used therein are subject to the risk of change if, in the future, our sales volume and type of customers would change.

As of December 31, 2008, there were no past due receivables.  As of December 31, 2009, $41,715 of receivables were past due. During the first nine months of 2010, credit memos were issued for $ 19,959, and $21,756 was collected. As of Sept 30, 2010, there were no past due receivables.

Fair Value of Financial Instruments

Effective May 1, 2008, we adopted guidance issued by the Financial Accounting Standards Board ("FASB") on "Fair Value Measurements" for assets and liabilities measured at fair value on a recurring basis. This guidance establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The adoption of this guidance did not have an impact on our financial position or operating results, but did expand certain disclosures.

The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, the FASB requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity's own assumptions.

We did not have any Level 2 or Level 3 assets or liabilities as of Sept 30, 2010.

Cash and cash equivalents include money market securities and commercial paper and marketable securities representing certificates of deposits maturing in less than one year that are considered to be highly liquid and easily tradable.  These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

In addition, the FASB issued, "The Fair Value Option for Financial Assets and Financial Liabilities," effective for May 1, 2008. This guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value option for any of our qualifying financial instruments, other than those subject to a recent acquisition.

Warrant Liability

The warrant liability is calculated using a Barrier Option Model with MonteCarlo Simulation from Global Derivatives.com.  The current stock price, the stock volatility for the prior three months and the risk free rate (treasury bills) equal to the remaining term of the warrants are the inputs used in this valuation model.  This model specifically addresses the fact that no additional shares of stock will need to be issued if our stock price hits the target (barrier) of $.50 or $.15.  The stock volatility for any quarter is capped at 90% as volatilities greater than this produce an unreasonably low estimation of liability.  This amount is adjusted quarterly based upon the changes in valuation provided by the model. There were no warrants outstanding as of December 31, 2008, the valuation model produced a $1,463,000 warrant liability as of December 31, 2009 and a $1,465,400 warrant liability as of September 30, 2010.

Equity-Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model.  The FASB issued accounting guidance requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation.  We currently use a Black-Scholes option pricing model to calculate the fair value of our stock options.  We primarily use historical data to determine the assumptions to be used in the Black-Scholes model and have no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards.  This accounting guidance requires the recognition of the fair value of stock compensation in net income.  Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

Recently Issued Accounting Standards

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles . The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding disclosure of the different classes of assets and liabilities, valuation techniques and inputs used, activity in Level 3 fair value measurements, and the transfers between levels. ASU No. 2010-06 is effective for the annual reporting period beginning after December 15, 2009. The Company will provide the required disclosures beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2010. The Company does not anticipate that the adoption of the Update will have a material impact to the Company’s financial position, results of operations or cash flows.

In February 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”).  The new standard addresses, among other things that an entity that is an SEC filer is no longer required to disclose the date through which subsequent events have been evaluated.  ASU No. 2010-10 is effective upon the issuance of the final Update. The Company has adopted this Update beginning with the Company’s S-1 filing for the year ending December 31, 2009.The adoption of this Update has not had a material impact to the Company’s financial position, results of operations or cash flows.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Contractual Obligations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2010 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information sets forth certain information with respect to all securities which we have sold during the past quarter. We did not pay any commissions in connection with any of these sales.

In July 2010 we issued to two individuals 2,000,000 shares of our common stock in consideration of services rendered. The shares were  issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  The offering did not involve any general solicitation or advertising by us.  The holder acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

In July 2010 we issued to three individuals an aggregate of 5,500,000 shares of our common stock in conjunction with our issuance of notes having maturities of 36 months.  These securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and the safe harbor afforded by Rule 506 of Regulation D under the Act.  The offering did not involve any general solicitation or advertising by us.  Each individual acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

In August and September 2010 we issued to four individuals an aggregate of 2,133,330 shares of our common stock in conjunction with our issuance of notes having maturities of 36 months.  These securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and the safe harbor afforded by Rule 506 of Regulation D under the Act.  The offering did not involve any general solicitation or advertising by us.  Each individual acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

In July 2010 we issued to one individual an aggregate of 4,000,000 shares of our common stock in conjunction with the exercise of warrants.  These securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  The offering did not involve any general solicitation or advertising by us.  Each individual acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Regulation S-B Number	Exhibit
31.1	Certification of the Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 22, 2010	DC BRANDS INTERNATIONAL, INC. (Registrant)

	By:	/s/Richard Pearce
Richard Pearce President and Chief Executive Officer (Principal Executive Officer)