Form 10-K
period 2010-12-31
DC BRANDS INTERNATIONAL INC
filed 2011-03-31
CIK 1393463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

DC BRANDS INTERNATIONAL, INC.

Colorado
(State or Other Jurisdiction of Incorporation or Organization)
2833
(Primary Standard Industrial Classification Code Number)

20-1892264
(I.R.S. Employer Identification No.)
9500 W. 49th Avenue, Suite D-106 Wheat Ridge, CO 80033
(Address and telephone number of principal executive offices)
9500 W. 49th Avenue, Suite D-106 Wheat Ridge, CO 80033
(Address of principal place of business or intended principal place of business)

(303) 591-2029
Phone Number

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐      No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐     No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐      No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files ) Yes  ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐ No  ☒

The number of shares of the issuer’s common stock issued and outstanding as of  March 24, 2011 was 344,413,849 shares.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second  fiscal quarter. $1,184,750 based upon $0.05 per share which was the last price at which the common equity purchased by non-affiliates was last sold.

Documents Incorporated By Reference:  None

 DC BRANDS INTERNATIONAL, INC.

  FORM 10-K

For the Year Ended December 31, 2010

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements including, in particular, statements about future events, future financial performance including earnings estimates, plans, strategies, expectations, prospects, competitive environment, regulation and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” or the negative of these terms or similar expressions in this Annual Report on Form 10-K. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections, as well as a variety of other risks and uncertainties and other factors, and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements.

Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them after the date of this Annual Report on Form 10-K, except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in Item 1A, "Risk Factors" under “Risks Related to Our Business” and elsewhere in this Annual Report on Form 10-K. These risk factors may not be exhaustive as we operate in a continually changing business environment with new risks emerging from time to time that we are unable to predict or that we currently do not expect to have a material adverse effect on our business. You should carefully read this report in its entirety as it contains important information about our business and the risks we face.

ii

Item 1.  Business

Company Overview

We specialize in the manufacture, marketing and distribution of health related products that utilize natural botanicals, vitamins, minerals and supplements and are aimed at maximizing the full potential of the body.    Our current focus is on the sale of our products under our H.A.R.D Nutrition label.  To date, a substantial portion of our revenue has been derived from the sale of our products under this label. We currently have two distinct types of product that are sold under our H.A.R.D. Nutrition logo; our Functional Water System and nutritional supplements.  The Functional Water System and nutritional supplements can each be further categorized into four sub product lines; each line tailored to different health and daily needs: our performance, strength and training line, our wellness and beauty line, our weight loss and diet line and our energy line. Our H.A.R.D. Nutrition Functional Water System provides consumers with the convenience of the unique combination of nutraceutical supplements with a functional beverage. All of the products sold under our H.A.R.D. Nutrition Functional Water System are sold in a bottle which combines in one container water, which is lightly flavored, with vitamins stored in our patented, licensed flip top compartment on the top of the bottle.  The water provides the hydration and catalyst needed for absorption of the specially formulated nutraceutical capsules contained in the bottle’s flip top compartment.  We also sell other products included in our H.A.R.D. Nutrition label such as herbal supplements which are made from a mixture of herbs and have been formulated to help maintain good health  by providing the supplements that we believe are needed by our  body but cannot be readily obtained from foods.

To date, our market focus has been in the Colorado area, where we have sold products indirectly to retail stores, including the King Soopers grocery store chain, through a variety of distributors  and directly to retail stores and health and fitness establishments, including the Max Muscle retail health and fitness chain. We also sell products directly from our corporate headquarters and through our website. Subject to being able to secure sufficient capital on commercially acceptable terms and attractive commercial prospects, we intend to expand our marketing efforts in the United States beyond the local Colorado area.

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

BUSINESS

We, together with our wholly owned subsidiary, DC Nutrition, Inc., specialize in the manufacture, marketing and distribution of health related products that utilize natural botanicals, vitamins, minerals and supplements and are aimed at maximizing the full potential of the body.    Our current focus is on the sale of our products under our H.A.R.D Nutrition label.  To date, a substantial portion of our revenue has been derived from the sale of our products under this label. We currently have two distinct types of product that are sold under our H.A.R.D. Nutrition logo; our Functional Water Systems and nutritional supplements.  The Functional Water Systems and nutritional supplements can each be further categorized into four sub product lines; each line tailored to different health and daily needs: our performance, strength and training line, our wellness and beauty line, our weight loss and diet line and our energy line. Our H.A.R.D. Nutrition Functional Water Systems provide consumers with the convenience of the unique combination of nutraceutical supplements with a functional beverage.  All of the products sold under our H.A.R.D. Nutrition Functional Water Systems are sold in a bottle which combines in one container water, which is lightly flavored, with vitamins stored in our patented, licensed flip top compartment on the top of the bottle.  The water provides the hydration and catalyst needed for absorption of the specially formulated nutraceutical capsules contained in the bottle’s flip top cap compartment.  During the year ended December 31, 2010, we derived $538,888 representing 89% of our revenue from sales of our Functional Water Systems.  During the year ended December 31, 2009, we derived $548,382, representing 87% of our revenue from sales of our Functional Water Systems.

The other products sold under our H.A.R.D. Nutrition label are traditional supplements “not in the cap on top of the Water Systems” which are made from a mixture of herbs and have been formulated to help maintain good health by providing the supplements that we believe are needed by our body but cannot be directly obtained from foods.  Our sale of nutritional supplements has not generated as much revenue as the sale of our Functional Water Systems. During the year  ended December 31, 2010, we derived $66,604 representing 11% of our revenue from sales of our H.A.R.D. Nutritional Supplement products.  During the year ended December 31, 2009, we derived $81,143, representing 13% of our revenue, from sales of our nutritional supplements.

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

History

We were incorporated under the laws of the State of Colorado on April 29, 1998 as (“Telamerge”).  Telamerge was originally formed for the purpose of, and engaged in the business of providing telemarketing services.  Telamerge did not have meaningful business activity prior to its acquisition of DC Brands, LLC, a Florida limited liability company in 2004.

In 2002, DC Brands, LLC began the development and distribution of energy drinks under the labels “Dickens Energy Cider” and “Turn Left Energy Drink”.   In August 2004, in connection with our new business plan and the anticipated acquisition of DC Brands, LLC, Telamerge changed its name to DC Brands International, Inc. DC Brands, LLC became our wholly owned subsidiary which is now inactive.  In November 2004, DC Brands International, Inc. acquired all of the outstanding membership interest of DC Brands, LLC in exchange for the assumption of certain debt of DC Brands, LLC. On December 3, 2004, we effectuated a 120:1 forward split of our issued and outstanding shares of common stock. In 2006, we acquired the assets of Health Advantage Research and Development, Inc., a sports and fitness- based nutraceutical and supplement company.

In 2007, we changed the focus of our business away from carbonated energy drinks that contained sugar and caffeine to developing, marketing, distributing and selling health related products that are natural based and contain vitamins.  In July 2007, we acquired the assets of Hard Nutrition, Inc. and commenced production and marketing of our health drink/supplement combination under our current HARD Nutrition label.  In September 2007, we effectuated a 10:1 reverse split of our issued and outstanding shares of common stock. Since we have outsourced our manufacturing and have no prior or future commitment for any specified quantity of products, we did not incur any manufacturing costs when we terminated production of the carbonated energy drinks; however as a result of such termination in 2008 we wrote off $2,924,000 of intellectual property related to formulas and other intangibles used in the carbonated energy drink business.  Also in 2008 we wrote off an additional  $8,541,669 of intellectual property related to the formulas and other intellectual property used in the carbonated energy drinks business and we incurred in excess of $200,000 in capital expenditures related to production and manufacturing expenses incurred in connection with our new line of business. In 2009, we commenced sales of our Functional Water Systems.

Existing Products

We currently sell two distinct types of products under our H.A.R.D. Nutrition label including our   Functional Water Systems and our Nutritional Supplements. Each product line is further divided into similar categories based upon its targeted results, namely our performance, strength and training products,   wellness products,   energy products and weight loss and diet products.  Each product was developed to attain its desired result based upon our research of third party documented studies as to which vitamins and herbs are likely to produce our desired results.  After establishing what we believe the general consensus is regarding a particular nutraceutical’s typical effects, we then create mixtures of products to help achieve the desired result.  We don’t use any “secret” ingredients or seek to include any particularly unusual vitamins and herbs in our products but rather seek to rely on established expectations regarding the intended effects of such nutraceuticals, recognizing that such intended effects have not been confirmed in any respect by the U.S. Food and Drug Administration or any other governmental agency, and as such may, in fact, not be effective.  We do not engage in formal testing of the achievement of desired results of our products but do receive feedback from existing customers which is recorded and referred to when modifying or creating new products.  We believe what makes us unique is not necessarily the vitamin and herb combinations chosen by our herbalist in our products themselves, but rather our ability to deliver those chosen nutraceuticals in our patented flip-topcap together with each product in our Functional Water System rather than relying on delivering the vitamins and herbs in only liquid form as part of the actual drink, as our competitors do.

Our Functional Water Systems

Our Functional Water Systems are a unique combination of a functional beverage and a nutraceutical.  Due to our unique bottle design we are able to provide consumers with a combination of a beverage and a nutraceutical supplement all in one convenient bottle. We currently manufacture nine unique water systems, each of which is designed to provide a specific functional benefit for the body and can be further categorized into one of our four subcategories based upon the functional benefit desired (performance, strength and training- fitness- wellness and beauty- weight loss and diet and energy).  Each system includes supplements, vitamins and minerals that are enclosed in our proprietary licensed cap which is attached to our bottle filled with a lightly flavored water specially formulated to act as a catalyst for the enclosed supplements. When the supplements and flavored water are combined they provide the body with the nutrients needed to achieve the desired result.  Wrapped around each bottle is a rubber bracelet with our message “Your life won’t change until you change your life” which we believe creates a unique brand loyalty and identification tool.  It is hard for us to imagine someone wearing our bracelet going back to drinking flavored water pretending to have vitamins.  The Functional Water Systems have a shelf life of one year, which is the shelf life in the industry for most of the products stored in PET bottles that contain vitamin additives.  We conduct periodic tests of the color, flavor and desired results of our products in house.  Each product contains a label with a date stamp that specifies the shelf life.  Under our agreement with Acosta, Inc., Acosta, Inc. as part of its service is  responsible for maintaining stocked shelves of our products and checking expiration dates of products.

Our nine different systems are The Daily Basics, The Fat Fighter, The Get Over It-Feel Better Now, Whacked Energy, Wide Awake, Win, Fix It, Cleanse +, and Rebuild and Recover.  The Daily Basics is a wellness product that includes vitamins and supplements.  The Fat Fighter falls under the diet and weight loss category. The Get Over It-Feel Better Now is a wellness product that is a blend of vitamins, herbs and minerals. The Get Over It-Feel Better Now water system is currently being sold in certain hotels in Las Vegas on a trial basis and is being stocked in the guest rooms  in the hotels and is being marketed to combat hangovers.   Whacked Energy and Wide Awake are part of our energy line.  Win is geared towards athletes for use when conducting fitness training.. Fix It! is a combination of herbs and supplements. Cleanse+ is a 12 day total body cleansing system intended to be taken once every 90 days and Rebuild and Recover is a very potent combination of products targeted towards the serious athlete. All of our products contain ingredients that are intended to provide health related benefits. For example, many of the products in our energy line include Ginko biloba, which has been shown in several studies to help improve focus and help concentration and improve blood flow to the brain. (See Gessner B, Voelp A, and Klasser M in Arzneimittelforschung. 1985;35(9):1459-65.(1985);Adams LL, Gatchel RJ, Gentry C. Complementary and alternative medicine: applications and implications for cognitive functioning in elderly populations. Altern Ther HealthMed. 2001;7(2):52-61;Kleijnen, J and P. Knipschild. 1992. Ginkgo biloba for cerebral insufficiency. Br. J. Clin. Pharmac. 34:352358.)

We commenced sales of our H.A.R.D. Nutrition Functional Water Systems in August 2009 at King Soopers.  During the year  ended December 31, 2010, we derived $538,888 representing 89% of our revenue from sales of our Functional Water Systems.  During the year ended December 31, 2009, we derived $548,382, representing 87% of our revenue from sales of our Functional Water Systems.

The H.A.R.D. Nutrition Functional Water Systems are primarily sold in retail establishments.  Approximately 86% of our total revenue for the year ended 2010 derived from sales of our H.A.R.D. Nutrition Functional Water beverages has been derived from sales to King Soopers supermarkets, which is a division of Kroger Foods through two distributors. Inasmuch as we have only recently begun selling our H.A.R.D. Nutrition Functional Water Systems products we do not believe that we have enough data to determine whether any one product sales will consistently surpass those of the other products.

Our Nutritional Supplements

Our H.A.R.D. Nutrition Supplements are sold primarily though our wholly owned subsidiary DC Nutrition, Inc. and are aimed at athletes and improving performance. We currently have approximately 300 products in this product line which we divide into the four categories previously discussed:  performance and strength supplements, wellness products, energy supplements and the weight loss and diet products.

Our second largest product line in terms of sales revenue is our H.A.R.D. Nutritional Supplement products. During the year ended December 31, 2010, we derived $66,604 representing 11% of our revenue from sales of our H.A.R.D. Nutritional Supplement products. During the year ended December 31, 2009, we derived $81,143, representing 13% of our total revenue from sales of our H.A.R.D. Nutritional Supplement products.  The H.A.R.D. Nutritional Supplement products are primarily sold to retailers or by orders placed at our corporate headquarters, website and certain smaller retail establishments such as gyms and fitness centers.

During the last two years we did not spend any funds on research and development activities.

Marketing

To date, our marketing focus has been in the Colorado area.  We have used various forms of advertising as part of our marketing campaign.  Our marketing strategy has included associations with well know public figures in the Colorado area in an effort to capitalize on their notoriety.

In October 2009, we entered into an Endorsement Agreement with Chris Andersen, a professional basketball player with the National Basketball Association’s Denver Nuggets.  The agreement provides that for a one year period, which was extended by Mr. Anderson in October 2010 for an additional year, we have on a limited basis the right to use Mr. Andersen’s name, nickname, initials, photograph and likeness in connection with the advertisement, promotion and sale of our beverages under the trade name H.A.R.D. Nutrition.  As compensation for such services we have issued Mr. Andersen shares of our common stock. We have engaged in an aggressive radio marketing campaign in the Colorado area.  In July, the Company was appointed the official sponsor of the KOA / Broncos Radio throughout the 2009 football season. The radio station has approximately 153,000 listeners at any given time.  Dave Logan, a former NFL player and one of the radio station’s announcers has also been promoting our products on the air. The company promotional agreement with Mr. Logan continues into 2011.  The company chose not to sponsor the Broncos in 2010.

We have attended various trade shows.  The H.A.R.D. Nutrition Functional Water System was introduced to the public in September 2008 at a Mr. Olympic Body Building Show in Las Vegas and at the National Convenience Stores Show in Chicago a few weeks later.

We began to market our products on television beginning May 2010.  TV appearances include appearance on the local television show “Colorado & Company” as well as a profile on the “Hay Stacks Colorado” segment during the Rachel Rae Show in May 2009.  The Company produced a 60 second commercial that talks about all of our products as well as 30 commercials discussing individual products.

In addition, to the radio and media campaign, the Company offers free seminars at its headquarters geared toward gyms and fitness centers where free product samples are distributed and educational information about the products and nutrition are disseminated.

Funding

To date, we have met substantially all of our financing needs through private sale of shares of our common stock and other equity securities and loans from investors.  We have raised a total of approximately $15,000,000 from our equity and debt financings subsequent to our acquisition of DC Brands, LLC in 2004. In addition, we have recently entered into an accounts receivable factoring agreement with Liquid Capital Exchange, Inc. (“Liquid Capital”) pursuant to which we have agreed to sell, and Liquid Capital has agreed to purchase, certain of the accounts arising from the sale of our products.  Liquid Capital in its sole discretion may advance up to 80% of the face amount of the accounts purchased less an applicable discount fee up to a maximum of $750,000.  In order to secure our payment of all our indebtedness and obligations to Liquid Capital, we granted Liquid Capital a security interest and lien upon our accounts and our other assets. The agreement with Liquid Capital has a term of one year and may be terminated by either party upon 30 days prior written notice and immediately by Liquid Capital upon an event of default as defined in the agreement. In January 2011 we entered into a $10 million equity funding facility with Centurion Private Equity, LLC, which is subject to various conditions being met prior to our use of the facility. There can be no guarantee that any funds will be derived from the equity line. If our revenue from sales and payments derived from our factoring arrangement and financing from our equity funding facility is not sufficient to meet our ongoing expenses we will need additional financing.

MANUFACTURING AND QUALITY CONTROL

Our products are manufactured by third parties and we are reliant upon these third parties to maintain proper quality control.   Our manufacturer is required to maintain good manufacturing compliance.  We also do our own random testing of our products to ensure that they meet our specific quality standards.  Inasmuch as we do not manufacture the products, we are not subject to good manufacturing regulations, however we are subject to inspection of our corporate headquarters where the raw materials of our products are kept in inventory.

DISTRIBUTION

To date, our market focus has been in the Colorado area, where we have sold products indirectly to retail stores, including the King Soopers grocery store chain, through  a variety of distributors and directly to retail stores and  health and fitness establishments, including the Max Muscle retail health and fitness chain. Until recently, our distribution efforts have been limited due to our oral agreement with King Soopers not to provide products to other grocery stores. Given sufficient capital and attractive commercial prospects, we intend to expand our distribution effort throughout the United States.  However establishing a successful distribution network nationwide will require the expenditure of substantial amounts of capital.

We have recently entered into an agreement with Acosta, Inc. to provide future retail distribution services, to facilitate our warehouse direct sales.  The agreement provides that Acosta will maintain regular store visits in an effort to maintain shelf requirements.  Acosta is entitled to a commission of 5% of net sales (as defined in the agreement) for product sales to certain specified customers in the defined territory.  The term of the agreement is month to month and either party can terminate the agreement upon 30 days advance notice.   Prior to entering into the agreement with Acosta, Inc. a substantial portion of our revenue derived from product sales was from products distributed by Cold Front Distribution.  Although we anticipate that we will still have a portion of our products distributed by Cold Front Distribution and other distributors, especially those that are not warehouse direct sales, we do not anticipate that a substantial portion of our future revenue will be derived from product sale by such distributors. We do not have a written agreement with Cold Front Distribution and all sales are made based upon a purchase order negotiated at the time of sale.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND SUPPLIERS

Our raw materials are obtained from a variety of suppliers, some of which are located in foreign countries. We use in excess of 150 ingredients in our nine different Functional Water Systems. No one supplier is responsible for supplying in excess of 10% of our vitamins and herbs and we are not dependent upon any one supplier for the supply of any of our vitamins and herbs. We have identified at least a primary, secondary and tertiary supplier for each ingredient and believe that other suppliers are available if needed. Therefore at this time we are not dependent upon any one supplier for any of our ingredients.   We do not have any written agreements with any of our suppliers and therefore we have no guarantees of minimum supply quantities.  Although there is ample availability of each type of herb used in our products from a variety of suppliers, there is a limited number of suppliers that can provide the premium herbs of the quality that we use in our products at a reasonable price.  Several factors that can affect the availability of quality herbs or their prices include inclement weather in the countries where the herbs are grown, embargos imposed by our government or natural catastrophes.

We currently rely on one manufacturer, Ball Corporation, for the supply of the bottles that are used in our products.  However, we believe that alternative suppliers are readily available. We have an existing relationship with three different co-packers/bottlers to manufacture our products. We have also reviewed and approved two other co-packers/bottlers that we intend to use as our sales volume increases.  We supply the ingredients to the co-packers and they manufacture our products in accordance with our specifications in the bottles we obtain from Ball Corporation and supply to the co-packer and then our label is affixed  to the bottles.  The labels are purchased from an independent third party.  We place orders for our bottles and finished goods based upon our estimates of our future sales volume and reserve line time with our co-packers  a few weeks in advance of our anticipated order fulfillment date.  We do not have any written agreement with the supplier of our bottles, the co-packer or the manufacturer of our patented cap and enter into purchase orders that are at negotiated prices at the time each order is placed.  Typically the payment terms for the co-packers on these orders is net thirty days.  The payment terms for our bottles and the manufacture of our caps is typically cash on delivery. We own the tool used in the manufacturing process of our caps.  Although there are several other manufacturers of bottles that we could use as well as co-packers, due to the unique nature of our cap, we would incur substantial start up costs for the transfer of the equipment needed to produce our caps if we were to use an alternative cap manufacturer.  Due to the unique shape of our patented bottle caps, the manufacture of our caps requires use of special equipment that is costly and not part of the standard equipment used by most manufacturers.  Therefore, any alternative manufacturer would require us to purchase, at our expense, any additional special equipment required for production of the caps.  In addition, our manufacturer is located outside of the United States and an alternative supplier located in another country may have higher labor costs that would be passed onto us and could force us to increase our product prices or reduce our gross margin on our products.

COMPETITION

The industries in which we operate are highly competitive. Not only do we compete with other manufacturers of functional beverages, but we also compete with manufacturers of nutraceutical supplements and dietary supplements.

Our competition in the beverage industry includes products owned by multinational corporations with significant financial resources, including products such as Vitamin Water and Gatorade which are owned by Coca-Cola and Pepsi.  Our energy drinks also compete with products such as Monster, Red Bull and Rockstar.  These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities. We also compete against a variety of smaller, regional and private label manufacturers. Many of our competitors have longer operating histories and have materially greater financial and other resources than we do.  They therefore have the advantage of having established reputations, brand names, track records, back office and managerial support systems and other advantages that we will be unable to duplicate in the near future.  Moreover, many competitors, by virtue of their longevity and capital resources, have established lines of distribution to which we do not have access, and are not reasonably likely to duplicate in the near term, if ever.

We also compete with nutraceutical supplements such as Boost, Detox, Zenergize and dietary supplements such as Joint Juice, Slimfast and Nutrisystem.  The nutritional supplements industry is highly fragmented and intensely competitive. It includes companies that manufacture and distribute products which are generally intended to enhance the body's performance as well as to enhance well being. Nutritional supplements include vitamins, minerals, dietary supplements, herbs, botanicals and compounds derived therefrom. These markets include manufacturers, distributors and physicians. Numerous manufacturers and distributors compete with us for customers throughout the United States in the packaged nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent pharmacies and health food stores.  Many of the competitors are substantially larger and more experienced than us, have longer operating histories, and have materially greater financial and other resources than us.   In addition, we will compete with several large pharmaceutical companies for therapeutic and symptomatic relief of disease symptoms.  Many of these drug companies are substantially larger and more experienced than us, have longer operating histories, and have materially greater financial and other resources than us.  These drug companies also have substantially greater political influence and regulatory support for the use of their products in the treatment of diseases and wellness.

The market is highly sensitive to the introduction of new products.  As a result, in order to remain competitive, we believe we will continually need to successfully introduce new products.

We are also subject to competition in the attraction and retention of employees.  Many of our competitors have greater financial resources and can offer employees compensation packages that are difficult for us to compete with.

TRADEMARKS AND PATENT

We regard our patent, trademarks, copyrights, domain names, trade dress, trade secrets, proprietary technologies, and similar intellectual property as important to our success, and we rely on patent, trademark and copyright law, trade-secret protection, and confidentiality and/or license agreements with our employees, customers, partners, suppliers and others to protect our proprietary rights.

Richard Pearce, our President & Chief Executive Officer, and Jeremy J. Alcamo, our Executive VP., have received a design patent in the United States (US D 576,877S) for the flip-top cap compartment which we currently use on our H.A.R.D. Nutrition bottles, which they have licensed to us on an exclusive basis for a fee based upon the number of products sold that contain the cap.  The Patent was issued on September 16, 2008 and has a term of 14 years, terminating on September 15, 2022.  In addition, the Company owns several copyrights and trademarks that are used in connection with its H.A.R.D. Nutrition product line.  See “Certain Relationships and Related Transactions.”

The steps we take to protect our proprietary rights in our intellectual property and brand name may not be adequate to prevent the misappropriation of our intellectual property and brand name in the United States or abroad.  Existing patent and trademark laws afford only limited practical protection for our intellectual property and product lines.    However, because of the rapid pace of the natural product industry's development, we believe that the legal protection for our product is less significant to our success than the knowledge, technical expertise and marketing skills of our personnel, the frequency of product expansion and pace of market penetration.

INDUSTRY OVERVIEW

According to  a  recent study conducted by AlixPartners LLP, a global advisory firm, which is discussed in the April 13, 2010  BeverageWorld publication,   the beverage industry is expected to see  stagnant carbonated soft drink consumption next year.  Major industry players have responded to this by enlarging their range of beverages, expanding into sports and energy drinks, ready-to-drink tea and bottled water.  These segments are growing at faster rates than the carbonated soft drink segment.   The growth of energy drinks reflects consumers’ demand for functional beverages a specific function from their beverages in addition to provide hydration and taste such as our H.A.R.D. Nutrition Functional Water Systems. However, as reported in the August 2009 BeverageWorld publication, the carbonated soft drink segment is still the largest segment of the soft drink production industry, with 45% of packaged beverages down from between 65% and 70%.  Growth segments for the industry have included energy drinks, sports drinks and bottled water.  We believe the growth of these segments is driven by increased health consciousness, desire for convenience and fashion trends.  According to statistics in an August 2009 publication of Beverage World supplied by the senior vice president of Beverage Marketing, a New York industry consultancy, sales of energy drinks in 2008 grew 9% to 7.8 billion as compared to 1.3 billion five years prior.  Such beverages have been outperforming traditional larger categories like carbonated soft drinks and growth is expected in bottled water, sports and energy drink segments given increasing health and wellness awareness of the public. It is expected that future growth will arise from continued innovation of non-carbonated drink, coupled with heavy marketing. IBISWORLD forecasts that over the period to 2014, revenue generated by the US Soft Drink Production Industry will rise to 46.4 billion dollars, an annual increase of 1.2%.

The nutritional supplements industry is highly fragmented and intensely competitive. It includes companies that manufacture and distribute products which are generally intended to enhance the body's performance as well as to enhance well being. Nutritional supplements include vitamins, minerals, dietary supplements, herbs, botanicals and compounds derived therefrom. Opportunities in the nutritional supplements industry were enhanced by the enactment of the Dietary Supplement Health and Education Act of 1994 ("DSHEA").  Under DSHEA, vendors of dietary supplements are now able to educate consumers regarding the effects of certain component ingredients.  However, they are subject to many regulations regarding labeling and advertising of such products. See “Regulation” below.

REGULATION

In the United States, we are subject to compliance with laws, governmental regulations, administrative determinations, court decisions and similar constraints.  Although our products are not deemed to be drugs, they are deemed to be dietary supplements and therefore are subject to all regulations regarding products and dietary supplements ingested by consumers.  Such laws, regulations and other constraints exist at the federal, state and local levels in the United States and at all levels of government in foreign jurisdictions.  These regulations include constraints pertaining to: (i) the manufacturing, processing, formulating, packaging, labeling, distributing and selling; (ii) advertising of products and product claims; (iii) transfer pricing; and (iv) method of use.

In the United States, the formulation, manufacturing, packaging, storing, labeling, advertising, distribution and sale of our Products are subject to regulation by various governmental agencies, which include, among others (i) the Food and Drug Administration (“FDA”), (ii) the Federal Trade Commission (“FTC”), and (iii) the Consumer Product Safety Commission. The most active regulation has been administered by the Food and Drug Administration, which regulates the formulation, manufacture and labeling of products pursuant to the Federal Food, Drug and Cosmetic Act (‘FDCA”) and regulations promulgated thereunder. Most importantly, the FDA has guidelines under the Dietary Supplement Health and Education Act (DSHEA) to enable the manufacturing, advertising, marketing, and sale of dietary supplements.  In addition, the FTC has overlapping jurisdiction with the FDA to regulate the interstate labeling, promotion, advertising and sale of dietary supplements, over the counter drugs, and foods.

Compliance with applicable FDA and any state or local statutes is crucial. Although we believe that we are in compliance with applicable statutes, should the FDA amend its guidelines or impose more stringent interpretations of current laws or regulations, we may not be able to comply with these new guidelines. As a marketer of a product that is ingested by consumers, we are always subject to the risk that one or more of our products that currently are not subject to regulatory action may become subject to regulatory action. Such regulations could require the reformulation of certain products to meet new standards, market withdrawal or discontinuation of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation regarding the properties of certain products, expanded or different labeling and/or additional scientific substantiation. Failure to comply with applicable requirements could result in sanctions being imposed on us, or the manufacturers of any of our products, including but not limited to fines, injunctions, product recalls, seizures and criminal prosecution.

The FDCA generally regulates ingredients added to foods and requires that such ingredients making up a food product are themselves safe for their intended uses. In this regard, generally when a company adds an ingredient to a food, the FDCA requires that the ingredient either be determined by the Company to be generally regarded as safe (“GRAS”) by qualified experts or go through FDA’s review and approval process as a food additive.

The FDCA has been amended with respect to dietary supplements by the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). The DSHEA provides a statutory framework governing the safety, composition and labeling of dietary supplements. It regulates the types of statements that can be made concerning the effect of a dietary supplement. The DSHEA generally defines the term “dietary supplement” to include products that contain a “dietary ingredient” which may include vitamins, minerals, herbs or other botanicals, amino acids, and metabolites. Our products contain herbs and supplements currently consumed as part of a healthy and regular diet of human beings and therefore are considered dietary supplements. Under the DSHEA, a dietary supplement manufacturer is responsible for ensuring that a dietary supplement is safe before it is marketed. Generally, under DSHEA, dietary ingredients that were on the market before October 15, 1994 may be sold without FDA pre-approval and without notifying the FDA.  The ingredients in our products were on the market before October 15, 1994 and therefore  may be sold without FDA pre-approval.

With respect to labeling, DSHEA permits “statements of nutritional support” for dietary supplements without FDA pre-approval. Such statements may describe how particular dietary ingredients affect the structure, function or general well being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well being (but may not state that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease). This, therefore, severely limits the direct advertising of the healthcare benefits of our products.  A company making a statement of nutritional support must possess substantiating evidence for the statement, and disclose on the label that the FDA has not reviewed that statement and that the product is not intended to diagnose, treat, cure or prevent a disease.

We intend to label our products with statements of nutritional support and believe that we have adequate substantiating evidence to support such statements However, the FDA may determine that a given statement of nutritional support that we or our licensees decide to make is a drug claim rather than an acceptable nutritional support statement. Such a determination would require deletion or substantiating proof of the drug claim.

In addition, DSHEA allows the dissemination of “third party literature”, publications such as reprints of scientific articles linking particular dietary, ingredients with health benefits.  Third party literature may be used in connection with the sale of dietary supplements to consumers.  Such a publication may be so used if, among other things, it is not false or misleading, no particular brand of dietary supplement is promoted and a balanced view of available scientific information on the subject matter is presented. There can be no assurance, however, that all pieces of third party literature that may be disseminated in connection with our products will be determined by the FDA to satisfy each of these requirements, and any such failure could subject the product involved to regulation as a new drug or as a “misbranded” product, causing us to incur substantial fines and penalties.

Our products and product related activities may also be subject to regulation by other regulatory agencies, including but not limited to the Federal Trade Commission (“FTC”), the Consumer Products Safety Commission, the United States Department of Agriculture, the United States Postal Service, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. Advertising of dietary supplement products is subject to regulation by the FTC under the Federal Trade Commission Act (“FTCA”). The FTCA prohibits unfair methods of competition and unfair or deceptive trade acts or practices in or affecting commerce. Furthermore, the FTCA provides that the dissemination or the causing to be disseminated of any false advertising pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the FTC’s Substantiation Doctrine, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made. Pursuant to this FTC requirement, we are required to have adequate substantiation of all material advertising claims made for our products. Failure to adequately substantiate claims may be considered either deceptive or unfair practices.

The FTC has recently issued a guidance document to assist supplement marketers of dietary supplement products in understanding and complying with the substantiation requirement.

The FTC is authorized to use a variety of processes and remedies for enforcement, both administratively and judicially including compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts and such other relief as may be deemed necessary. State and local authorities can also regulate advertising and labeling for dietary supplements and conventional foods.

Our activities are also regulated by various agencies of the states and localities in which our products are sold, including, the Colorado Department of Public Health and Environment which in March 2010 performed an inspection of our warehouse facility, which entailed an inspection of our plant and grounds, sanitary operations (general maintenance and pest control) and our equipment and utensils and did not result in any corrective action to our product or ingredients.

We believe that current and reasonably foreseeable governmental regulation will have minimal impact on our business.

Employees

As of December 31, 2010, we had 17 full time employees.

ITEM 1A.  RISK FACTORS

RISK FACTORS

Investing in our common stock involves a high degree of risk, and you should be able to bear the complete loss of your investment. You should carefully consider the risks described below, the other information in this Annual Report, the documents incorporated by reference herein and the risk factors discussed in our other filings with the Securities and Exchange Commission when evaluating our company and our business. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known by us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our common stock could decline and investors could lose all or a part of the money paid to buy our common stock.

RISKS RELATED TO OUR BUSINESS

We have a limited operating history in our current line of business.

Because we have a limited operating history in our current line of business, there can be no assurance that we will be able to implement any aspect of our business plan or establish a successful business.  We are subject to all of the business risks and uncertainties associated with any new business enterprise, including product acceptance, establishing an effective distribution channel and having sufficient funds.  In 2004, we changed our focus to the manufacture of energy drinks.  In 2006, we began selling health related products under our H.A.R.D. nutrition label, which to date has only been sold in a small targeted territory.

We may not be profitable.

We expect to incur operating losses for the foreseeable future.   Our marketing program, which we consider to be crucial to our future success, has required significant expenditures. These expenditures will result in a loss until adequate revenues are derived from sales.   For the years ended December 31, 2010 and 2009, we had revenue of $605,493 and $629,525, respectively and sustained a net loss of $10,018,421 and $5,365,216  respectively.  Our ability to become profitable depends on our ability to have successful operations and generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our limited operating history in our current line of business.

We may not be able to continue as a going concern.

The opinion of our independent registered accounting firm for our fiscal years ended December 31, 2010 and December 31, 2009 is qualified subject to substantial doubt as to our ability to continue as a going concern.   See “Report of Independent Registered Public Accounting Firm” and the notes to our Financial Statements. During the year ended December 31, 2010 we incurred $5,174,524 of operating expenses, had a net loss of ($10,018,421) and at December 31, 2010 had an accumulated deficit of $80,029,678 and stockholders’ deficit of $7,820,259.  During the year ended December 31, 2009 we incurred $4,152,128 of operating expenses, had a net loss of ($5,365,216) and at December 31, 2009 had an accumulated deficit of $70,011,257 and stockholders’ deficit of $6,901,650.

Our products have been sold in a limited territory, which may not be indicative of the acceptance of our products in a broader territory.

To date, our products have been sold in a limited territory.  We currently focus our sales and marketing efforts in the Colorado area.  In fact, substantially all of our revenue for the year ended December 31, 2010 and the year ended December 31, 2009 was derived from sales in the Colorado area.  Our marketing efforts have also been limited to this territory and have included advertising on KOA, the Broncos radio station, and retention of Chris Anderson of the Denver Nuggets as one of our spokespeople.  If our current market becomes saturated, our sales will be adversely impacted.  Our success will be dependent upon our ability to expand our sales territory and our ability to apply our sales and marketing plans used in our current territory to a broader territory.  Our inability to expand our territory will have an adverse impact on our anticipated revenue.

The loss of King Soopers as a customer would have a material adverse effect on our business.

We sell a substantial portion of our H.A.R.D. Nutritional Functional Water Systems indirectly to King Soopers, a grocery chain in Colorado which is a division of Krogers. The loss of King Soopers as a customer would have a material adverse effect on our business. We do not have any written agreement with King Soopers and they are not required  to purchase any specified quantity of products from us.  In August 2009 we entered into an oral agreement with King Soopers pursuant to which we agreed not to sell our Functional Water Systems to any other grocery stores or allow any distributors to sell our products to any grocery stores until the end of the first quarter of 2010 so long as they continued to sell our Functional Water Systems.  The agreement was subsequently extended until August 1, 2010, when it expired.  Although the agreement did not guarantee any purchase quantities or marketing or display terms, our indirect sales to King Soopers represented a significant quantity of our product sales. Since August 1, 2010, we and our distributors are no longer prohibited from selling our Functional Water Systems to other grocery stores, however, our indirect sales to King Soopers continue to remain stable and continue to represent a significant portion of our Functional Water Systems sales. Although we consider our relationship with King Soopers to be good, they could at any time decide not to purchase our beverages.

We are dependent upon the public image of our advertisers, the KOA radio station and   Chris Andersen, our representative.

If there is any negative publicity about the companies that advertise our products, the affiliated sports teams or  the athletes or celebrities that we hire as spokespeople, the negative publicity could have an adverse impact on our sales. A large part of our marketing plan has revolved around increasing our public image in the Colorado territory by having associations with sports teams and athletes.  We are currently a sponsor on the KAO radio station that is the Broncos radio station and advertises our products and we have entered into an agreement with Chris Andersen, a player with the Denver Nuggets, to use his name in connection with the promotion of our products.

We face substantial uncertainties in establishing our business.

Establishing a successful business will require us to attain certain goals to which no assurance can be given that we will be successful in our efforts.  We believe that in order to establish a successful business we must, among other things, hire personnel to run our day to day operations, develop a larger distribution network and establish a customer base and brand name. In order to implement any of these we will be required to expend a substantial amount of money.  If we are unable to raise the necessary money, we will be unable to accomplish these goals and if we are unable to accomplish one or more of these goals, our business may fail.

We may experience difficulty in effectively managing our planned expansion.

Further growth and expansion of our business would place additional demands upon our current management and other resources and would require additional production capacity, working capital, information systems, management, operational and other financial resources. In order to expand our business, we will need to increase our sales volume and expand our sales territory.   Such expansion will require significant additional expenditures for manufacturing, raw materials inventory and marketing and we will not be able to effectuate any such expansion without additional capital.  Critical to such expansion will be establishment of a nationwide distribution network and there can be no assurance that we will be able to establish a successful nationwide distribution network.  Our further growth will also depend on various factors, including, among others, our ability to attract and retain new employees, the development of new products, competition and federal and state regulation of the functional beverage and nutritional supplements industry. Not all of the foregoing factors are within our control. No assurance can be given that our business will grow in the future and that we will be able to effectively manage such growth. If we are unable to manage growth effectively, our business, results of operations and financial condition would be materially adversely affected.

We may need additional capital and may not be able to obtain it.

We may need to raise additional funds in order to support further expansion, meet competitive pressures, or respond to unanticipated requirements.  In addition, we have several notes payable that are past due or due upon demand. Although no request for repayment of these notes has been made yet, there can be no assurance that the note holders will continue to forbear on collecting amounts due under the notes. We cannot assure you that additional financing will be available if needed on terms favorable to us. We currently do not have any commitments for additional funding other than a factoring arrangement with Liquid Capital Exchange, Inc. for the factoring of our accounts receivable and an Equity Line with Centurion Private Equity, LLC, which is dependent upon stock sales volume and our stock price.

If our cap manufacturer were to cease production of our caps, we would incur substantial start up and other costs if we were to engage an alternative manufacturer.

If for any reason our current cap manufacturer were to cease production of our caps, the engagement of an alternative manufacturer would cause us to incur substantial additional costs. Due to the unique shape of our bottle caps, the manufacture of our caps requires use of special equipment that is costly and not part of the standard equipment used by most manufacturers.  Therefore, any alternative manufacturer would require us to purchase, at our expense, any additional special equipment required for production of the caps. In addition, our manufacturer is located outside of the United States and an alternative supplier located in another country may have higher labor costs that would be passed onto us and could force us to increase our product prices or reduce our gross margin on our products.

If our suppliers were to fail to meet our needs, our costs for our raw materials and bottles may increase substantially due to many factors beyond our control.

If our current suppliers were to be unwilling or unable to meet our needs, we could suffer shortages or incur substantial costs.  Changing suppliers could require long lead times.  The principal raw materials we use in our business are PET bottles and caps, and herbs, vitamins,  juice, electricity, fuel and water. The cost of the raw materials can fluctuate substantially.   Although each type of herb used in our products is readily available from multiple sources,  the premium  herbs used in our products are of a quality that is not available from many sources.  The cost and availability of the premium herbs is based upon availability and can be impacted by severe weather conditions that cause crop failures, natural disasters, embargos from the countries from which they are derived and diseases such as salmonella.    In addition, our suppliers could be impacted by financial difficulties, strikes, transportation interruption, government regulation, political instability and terrorism. PET prices increased significantly in recent periods. We are also significantly impacted by increases in fuel costs for our distribution and transportation.  Any increases in raw materials or manufacturing costs will exert pressure on our costs and we may not be able to pass along any such increases to our customers or consumers, which could negatively affect our business and financial performance.

If our relationship with our merchandiser were to be terminated, we could experience difficulties in maintaining our product shelving needs and be forced to incur additional expenses in order to maintain our shelving needs.

If our relationship with our merchandiser Acosta, Inc. were to be terminated, we would be forced to find an alternative merchandiser or to hire additional sales personnel to do the job being done by Acosta, Inc. Although we believe that alternative merchandisers are available, there can be no guarantee that such alternative merchandisers will be available when needed or if available, that the compensation to be paid for such engagement would be as favorable as that paid to Acosta, Inc. We are dependent upon, Acosta, Inc., for the continuous shelving of our products. Selling by direct warehouse requires continuous monitoring of our product needs. Our agreement with Acosta, Inc. can be terminated by Acosta, Inc. upon 30 days notice.

Our performance is dependent upon certain key employees, the loss of which would have a material adverse effect on our business

Our performance significantly depends upon the continued contributions of our Chief Executive Officer and President, Richard Pearce, our Executive VP, Jeremy Alcamo, and other  key employees, including  Robert Nikkel, our Chief Herbalist, each individually and as a group, and our ability to retain and motivate them. Our officers and key personnel have many years of experience with us and in our industry and it may be difficult to replace them. If we lose key personnel or are unable to recruit qualified personnel, our operations and ability to manage our business may be adversely affected.  We do not yet have “key person” life insurance for any of our executive officers or key employees.

Our current management controls the right to vote our common stock and they may be able to control our company indefinitely.

Richard Pearce, our President & Chief Executive Officer, has the right to control the vote of 51.25% of our outstanding common stock through his ownership of our Series A Preferred Stock.    As a result, Mr. Pearce may be able to effectively control our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, for an indefinite period of time.  This concentration of voting control might have the effect of delaying or preventing a change in control and might adversely affect the market value of our common stock in the future and the voting rights of our other stockholders.

Any additional issuance of our common stock will cause dilution only to a limited number of our shareholders.

Future issuances of shares of our common stock will cause dilution to all shareholders other than the voting rights of Richard Pearce, the holder of our Series A Preferred Stock. Our Series A Preferred Stock has the right to vote 51.25% of the outstanding common stock at any time upon vote of the majority holder.  Therefore, the holder of the voting power of the Series A Preferred Stock will never have their voting power diluted by future stock issuances.

We operate in highly competitive markets.

The industries in which we operate are highly competitive. Not only do we compete with other manufacturers of functional beverages, but we also compete with manufacturers of nutraceutical supplements and dietary supplements. We compete with multinational corporations with significant financial resources, including products such as Vitamin Water owned by Coca-Cola and Gatorade owned by PepsiCo. We also compete with nutraceutical supplements such as Boost, Detox, Zenergize and dietary supplements such as Slimfast and Nutrisystem. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities. We also compete against a variety of smaller, regional and private label manufacturers. Many of our competitors have longer operating histories and have materially greater financial and other resources than we do. They therefore have the advantage of having established reputations, brand names, track records, back office and managerial support systems and other advantages that we will be unable to duplicate in the near future. Moreover, many competitors, by virtue of their longevity and capital resources, have established lines of distribution to which we do not have access, and are not reasonably likely to duplicate in the near term, if ever. Smaller companies may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets. Our inability to compete effectively could result in a decline in our sales. As a result, we may have to reduce our prices or increase our spending on marketing, advertising and product innovation. Any of these could negatively affect our business and financial performance.

We may not effectively respond to changing consumer preferences, trends, health concerns and other factors.

Consumers’ preferences can change due to a variety of factors, including aging of the population, social trends, negative publicity, economic downturn or other factors.  If we do not effectively anticipate these trends and changing consumer preferences, then quickly develop new products in response, our sales could suffer.  Developing and launching new products can be risky and expensive. We may not be successful in responding to changing markets and consumer preferences, and some of our competitors may be better able to respond to these changes, either of which could negatively affect our business and financial performance.

Substantial disruption to production at our bottling or flavor plants or other manufacturing facilities could occur.

A disruption in production at any of our functional water manufacturing facilities, could have a material adverse effect on our business. In addition, a disruption could occur at any of our other facilities or those of our suppliers, bottlers or distributors. The disruption could occur for many reasons, including fire, natural disasters, weather, manufacturing problems, disease, strikes, transportation interruption, government regulation or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance.

Our products may not meet health and safety standards or could become contaminated.

We have adopted various quality, environmental, health and safety standards. We do not have control over all of the third parties involved in the manufacturing of our products and their compliance with government health and safety standards.  Even if our products meet these standards they could otherwise become contaminated. A failure to meet these standards or contamination could occur in our operations or those of our bottlers, distributors or suppliers. This could result in expensive production interruptions, recalls and liability claims. Moreover, negative publicity could be generated from false, unfounded or nominal liability claims or limited recalls. Any of these failures or occurrences could negatively affect our business and financial performance.

Weather and climate changes could adversely affect our business.

In general, sales of functional beverages usually increase when the weather is warm.  However, certain of our products, such as our H.A.R.D. Nutrition Functional Water System named “Get Over It Feel Better Now” which is geared at the treatment of colds and flu will normally have higher sales during cold weather months.  Inasmuch as the mix of our products may vary from quarter to quarter, we cannot guarantee that diversity of our products will reduce the risk or that the seasonal aspects of our products will not adversely affect our business. Unseasonable or unusual weather or long-term climate changes may negatively impact the price or availability of raw materials, energy and fuel, and demand for our products. Unusually cool weather during the summer months may result in reduced demand for our products and have a negative effect on our business and financial performance.

We depend on a small number of large retailers for a significant portion of our sales.

Food and beverage retailers in the United States have been consolidating. Consolidation has resulted in large, sophisticated retailers with increased buying power. They are in a better position to resist our price increases and demand lower prices. They also have leverage to require us to provide larger, more tailored promotional and product delivery programs. If we, and our bottlers and distributors, do not successfully provide appropriate marketing, product, packaging, pricing and service to these retailers, our product availability, sales and margins could suffer. Certain retailers make up a significant percentage of our products’ retail volume, including volume sold by our bottlers and distributors. The loss of sales of any of our products in a major retailer could have a material adverse effect on our business and financial performance.

We depend on third-party suppliers, distributors and manufacturers.  Any disruption or extended delay in product supply from any of our third-party suppliers or loss of distributors could have a significant adverse impact on our operations.

There are numerous companies that produce, or supply the ingredients and products used in our business.  We do not manufacture the bottles or their flip-top cap compartments directly and depend entirely on third party manufacturers and suppliers.  We do not have guaranteed supply or pricing arrangements with our suppliers or bottling manufacturer, but submit purchase orders and pay for ingredients and materials as needed. As a result, we risk increased cost of materials and difficulty in procuring products.

We also rely upon the efforts of third party distributors. Our success will in part depend upon our ability to recruit, retain and motivate distributors and the distributor’s ability to recruit, retain and motivate sales employees and to make sales of our products. In our efforts to attract and retain distributors, we will compete with other companies that are more established.  Our operating results will be harmed if our products do not generate sufficient interest to attract and retain distributors.

Our ability to enter new markets and sustain satisfactory levels of sales in each market will be dependent in part upon the ability of our suppliers, manufacturers and distributors to properly perform their functions and to comply with local regulations or market environments, for introduction into such markets. While outsourcing may reduce the cost of operations, it also reduces direct control by us over the services rendered.  Although we attempt to select reputable suppliers, manufacturers and distributors and will conduct quality control tests, it is possible that one or more of these providers could fail to perform as we expect. In addition, the expanded role of third party providers has required and will continue to require us to implement and adopt new procedures and processes for retaining and managing these providers.

The failure of any manufacturer to supply products as required by us could have a material adverse effect on our business, results of operations and financial condition. If we do not timely and effectively develop and implement our outsourcing strategy or if third party providers do not perform as anticipated, we may experience operational difficulties, increased costs, or even manufacturing delays, which could materially and adversely affect our business, financial condition and results of operations.

Although a number of alternative manufacturers exist that we believe could replace our main suppliers with alternative sources at comparable prices and terms, any disruption or extended delay in raw material products supply from any of our third party suppliers could have a significant adverse impact on our operations.  In addition, the time needed to replace any main supplier could adversely affect our operations by delaying shipments and potentially losing customers to our competition.

We may not comply with applicable government laws and regulations, and they could change.

We are subject to a variety of federal, state and local laws and regulations in the United States. These laws and regulations apply to many aspects of our business including the manufacture, safety, labeling, transportation, advertising and sale of our products. See “Business — Regulatory Matters” for more information regarding many of these laws and regulations. Violations of these laws or regulations could damage our reputation and/or result in regulatory actions with substantial penalties. In addition, any significant change in such laws or regulations or their interpretation, or the introduction of higher standards or more stringent laws or regulations could result in increased compliance costs or capital expenditures. For example, changes in recycling and bottle deposit laws or special taxes on functional beverages or ingredients could increase our costs. Certain of the herbs used in our products are obtained from foreign countries and importing them into the United States is subject to various regulations.  Regulatory focus on the health, safety and marketing of food products is increasing. Certain state warning and labeling laws, could become applicable to our products. Some local and regional governments and school boards have enacted, or have proposed to enact, regulations restricting the sale of certain types of soft drinks in schools. Any violations or changes of regulations could have a material adverse effect on our profitability, or disrupt the production or distribution of our products, and negatively affect our business and financial performance.

Our financial results may be negatively impacted by the recent global financial events.

The recent global financial events have resulted in the consolidation, failure or near failure of a number of institutions in the banking, insurance and investment banking industries and have substantially reduced the ability of companies to obtain financing. These events have also caused a substantial reduction in the stock market. These events could have a number of different effects on our business, including:

●	reduction in consumer spending, which would result in a reduction in our sales volume;

●	a negative impact on the ability of our customers to timely pay their obligations to us or our vendors to timely supply materials, thus reducing our cash flow;

●	an increase in counterparty risk;

●	restricted access to capital markets that may limit our ability to take advantage of business opportunities, such as acquisitions.

Other events or conditions may arise directly or indirectly from the global financial events that could negatively impact our business.

Our business is sensitive to public perception.  If any product proves to be harmful to consumers or if scientific studies provide unfavorable findings regarding their safety or effectiveness, then our image in the marketplace would be negatively impacted.

Our results of operations may be significantly affected by the public’s perception of our Company and similar companies. Our products have not been approved by the FDA and have not been endorsed by any organization searching for cures for the diseases that we believe such products treat or prevent.  Although the naturally occurring chemically unaltered products are not required to be approved by the FDA, many consumers only purchase FDA approved products.   In addition, our business could be adversely affected if any of our products or similar products distributed by other companies proves to be harmful to consumers or if scientific studies provide unfavorable findings regarding the safety or effectiveness of our products or any similar products.  Our products contain vitamins, minerals, extracts from herbs and other ingredients that we regard as safe when taken as directed by us.  While quality control testing is conducted on the ingredients in such products, we are highly dependent upon consumers' perception of the overall integrity of the dietary supplements business.  The safety and quality of products made by competitors in our industry may not adhere to the same quality standards that ours do, and may result in a negative consumer perception of the entire industry.  If our products suffer from negative consumer perception, it is likely our sales will slow and we will have difficultly generating revenues.

If the products we sell do not have the healthful effects intended, our business may suffer.

In general, our products sold consist of food, nutritional supplements which are classified in the United States as “dietary supplements” which do not currently require approval from the FDA or other regulatory agencies prior to sale.  Although many of the ingredients in such products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, they contain innovative ingredients or combinations of ingredients.  Although we believe all of such products and the combinations of ingredients in them are safe when taken as directed by the Company, there is little long-term experience with human or other animal consumption of certain of these ingredients or combinations thereof in concentrated form.  The products could have certain side effects if not taken as directed or if taken by a consumer that has certain medical conditions. Furthermore, there can be no assurance that any of the products, even when used as directed, will have the effects intended or will not have harmful side effects.

We are at risk for product liability claims and require adequate insurance to protect us against such claims.  If we are unable to secure the necessary insurance coverage at affordable cost to protect our business against any claims, then our exposure to liability will greatly increase and our ability to market and sell our products will be more difficult since certain customers rely on this insurance in order to distribute our products.

We are at risk that consumers and users of our products will bring lawsuits alleging product liability.  We are not aware of any claims pending against us, or our products that would adversely affect our business.  While we will continue to attempt to take what we consider to be appropriate precautions, these precautions may not protect us from significant product liability exposure in the future.  We currently pay an annual premium of $8,848 for product liability insurance with the following coverage limitations: $1,000,000 for bodily injury and property damage; $100,000 for damage to premises; and $1,000,000 per person for personal injury and advertising injury with an aggregate limit of $2,000,000. Any liability in excess of our $2,000,000 coverage limit will not be covered by our insurance and will have to be paid by us. There can be no assurance that we will be able to retain this coverage or that this coverage will be cost-justified or sufficient to satisfy any future claims.   If we are sued, we may not have sufficient resources to defend against the suit or to pay damages.  A material lawsuit could negatively impact our business.

The success of our business will depend upon our ability to create brand awareness.

The market for functional beverages and nutraceuticals is already highly competitive, with many well-known brands leading the industry.  Our ability to compete effectively and generate revenue will be based upon our ability to create awareness of our products distinct from those of our competitors. It is imperative that we are able to convey to consumers the fact that our products are not just functional beverages but are also nutraceuticals.  However, advertising and packaging and labeling of such products will be limited by various regulations. Our success will be dependent upon our ability to convey to consumers that our products are superior to those of our competitors.

We must continue to develop and introduce new products to succeed.

The functional beverage and nutritional supplement industry is subject to rapid change. New products are constantly introduced to the market.  Our ability to remain competitive depends on our ability to enhance existing products, continue to develop and manufacture new products in a timely and cost effective manner, to accurately predict market transitions, and to effectively market our products.  Our future financial results will depend to a great extent on the successful introduction of several new products. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products.

The success of new product introductions depends on various factors, including the following:

●	proper new product selection;
●	successful sales and marketing efforts;
●	timely delivery of new products;
●	availability of raw materials;
●	pricing of raw materials;
●	regulatory allowance of the products; and
●	customer acceptance of new products.

We face challenges in developing new products, primarily with funding development costs and diversion of management time.  On a regular basis, we evaluate opportunities to develop new products through product line extensions and product modifications.  However, there is no assurance that we will successfully develop product line extensions or integrate newly developed products into our business.  In addition, newly developed products may not contribute favorably to our operations and financial condition.  Our failure to develop, or have developed on our behalf, and introduce new products on a timely basis would adversely affect our future operating results.

Our success is dependent upon our ability to protect and promote our proprietary rights.

If we are unable to protect our intellectual property rights, our ability to compete effectively would be harmed and we may never become profitable. We cannot be certain that the steps we have taken to protect our rights will be sufficient or that others will not infringe or misappropriate our rights. Although we have entered into confidentiality agreements with our employees and consultants, there can be no assurance given that all such agreements can be enforced in a timely manner or that any such employees or consultants will not violate their respective agreements with us.  There also can be no assurance given that the scope of our protection is broad enough to protect all of our interests or that it cannot be circumvented, that it will not violate the proprietary rights of others, or that we will not be prevented from using our products and trademarks if challenged.   In fact, even if broad enough, others may still infringe upon our rights, which will be costly to protect. We and third parties, including competitors, could come into conflict over intellectual property rights. Litigation could disrupt our business, divert management attention and cost a substantial amount to protect our rights or defend ourselves against claims.

The intellectual property that we possess is important to the manufacture and marketing of our products. This intellectual property includes ingredient formulas, trademarks, copyrights, patent, business processes and other trade secrets.  We also have an exclusive license for the design patent for our flip-top cap compartment that is contained in each bottle and holds the nutraceutical capsules.  The flip-top cap design is unique and allows our products to be effective by separating the drink from the nutraceutical, ensuring that the drink only acts as a catalyst when combined. See “Business — Intellectual Property and Trademarks” for more information.    To date, we do not know of any other company that can combine a functional beverage and nutraceutical in a manner that allows for easy consumer use as is available with our products.

We have not paid, and do not intend to pay, cash dividends in the foreseeable future.

Payment of cash dividends is dependent upon our revenues and earnings, if any, capital requirements and our general financial conditions, as well as requirements for surplus under state law.  At present, we are unable to pay any cash dividends to any shareholder and we do not intend to do so in the immediate future.  We intend to reinvest any future earnings in developing and expanding our business.

A limited trading market currently exists for our securities and we cannot assure you that an active market will ever develop, or if developed, will be sustained.

There is currently a limited trading market for our securities on the pink sheets and the over-the-counter-market. We cannot assure you when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. If an active public market should develop in the future, the sale of unregistered and restricted securities by current shareholders may have a substantial impact on any such market.

 We may issue shares of preferred stock with greater rights than our common stock.

Our articles of incorporation authorize our board of directors to issue up to twenty five million shares of preferred stock in one or more series and determine the price for those shares without seeking any further approval from our stockholders, one hundred thousand of which have been designated as Series A Preferred Stock. Further, under Colorado law, the board of directors may at its discretion, and without stockholder approval, create other series of preferred stock and set the other terms of the preferred stock. Any preferred stock such as our Series A Preferred Stock with respect to voting rights, that is issued may rank ahead of our common stock, in terms of dividends, liquidation rights and voting rights that could adversely affect the voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Such provisions could have the effect of depriving stockholders of an opportunity to sell their shares at a premium over prevailing market prices. Any delay or prevention of, or significant payments required to be made upon, a change of control transaction or changes in our board of directors or management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then current market price for their shares.

There may be future dilution of our common stock and current shareholders will experience immediate dilution.

If we sell additional equity or convertible debt securities, those sales could result in additional dilution to our shareholders.

ITEM 2.  PROPERTY

Our principal office is located at 9500 W. 49th Avenue, Suite D-106, Wheat Ridge, Colorado 80033. This space consists of approximately 15,000 square feet.  The lease provides that it terminates on April 30, 2013 and our base rent expense is approximately $15,000 per month, which includes a base rent and excludes certain payments for operating expenses. We believe these facilities are adequate to serve our present needs.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

We may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  MARKET PRICE OF COMMON STOCK AND OTHER STOCKHOLDER MATTERS

Until January 13, 2011 our stock was traded solely on the pink sheets under the symbol DCBR.  On January 13, 2011 our 15C211 form was approved by FINRA and our stock began trading on the OTC.BB exchange under the symbol DCBR

Per Share Common Stock Bid Prices by Quarter and Average Daily Trading Volume for each Quarter
For the Fiscal Year Ended on December 31, 2010

	Average Daily Trading Volume	High	Low
Quarter Ended December 31, 2010	57,917	$.09	$.03
Quarter Ended September 30, 2010	55,945	$.10	$.06
Quarter Ended June 30, 2010	77,986	$.14	$.08
Quarter Ended March 31, 2010	80,625	$.17	$.11

Per Share Common Stock Bid Prices by Quarter and Average Daily Trading Volume for each Quarter
For the Fiscal Year Ended on December 31, 2009

	Average Daily Trading Volume	High	Low
Quarter Ended December 31, 2009	84,756	$.25	$.08
Quarter Ended September 30, 2009	103,606	$.23	$.06
Quarter Ended June 30, 2009	165,965	$.12	$.05
Quarter Ended March 31, 2009	235,085	$.14	$.03

Holders

As of December 31, 2010, there were approximately 304 holders of record of our common stock.  As of December 31, 2010 we had 302,167,779 shares of common stock outstanding.

Dividends

We have not paid any dividends on our common stock to date and do not anticipate that we will be paying dividends in the foreseeable future. Any payment of cash dividends on our common stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, our anticipated capital requirements and other factors that the Board of Directors may think are relevant. We do not anticipate having any earnings from which to pay dividends in the foreseeable future and currently intend to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future.

Purchase of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock during the year ending December 31, 2009 or 2010.

Issuances of Common Stock

The Company issued 58,670,000 shares of common stock throughout 2009 in exchange for $2,983,510 in cash at prices ranging from $0.032 to $0.10 per share.  Also included with the sales of common stock were 58,760,000 warrants described in detail below.  The Company recorded a warrant liability of $1,794,870, and the remaining proceeds of $1,188,640 was recorded as common stock and additional paid in capital.

The Company issued 8,670,000 shares of common stock from May to December 2009 related to services provided by vendors.  The shares were valued at prices ranging from $0.08 to $0.21 per share and were collectively valued at $1,008,376.

The Company issued 16,300,000 shares of common stock during 2009 in order to pay off or pay down notes payable and accrued interest.  The common stock was valued at $0.04 to $0.20 per share for 10,300,000 issued in October and December.  The shares were collectively valued at $2,279,000.

Additional Issuances of Stock

Included in the 8,670,000 shares of common stock issued from May to December 2009 related to services provided by vendors, the Company issued 2,750,000 shares of stock to three professional athletes and one agent in exchange for promotion of the company’s products.  The shares were valued from $.08 to $.18 per share for a total compensation expense of $425,000.  The terms of these agreements range from 12 to 24 months.  The earned portion of $49,156 is included in the $1,008,376 noted above.  The remaining unearned portion of $375,844 of these contracts is recorded as a reduction to Stockholders Equity.  In the year ended December 31, 2010 the company issued an additional 1,750,000 shares to a professional athlete and his agent.  The shares were valued at $.08 per share for a total compensation expense of $140,000.  The terms of these agreements are 12 months.  The earned portion of $357,068 was booked to marketing expense in 2010.  The remaining unearned portion of $158,766 of these contracts is recorded as a reduction to Stockholders Equity.

The Company issued common stock during the twelve months ended December 31, 2010, as set forth below.  The common stock was valued at the fair market value at the date the Company became obligated to issue the shares.

The Company issued 9,130,000 shares of common stock during the twelve months ended December 31, 2010, in exchange for $576,500 in cash at prices ranging from $0.05 to $0.10 per share.

The Company issued 25,000,000 shares of common stock during the twelve months ended December 31, 2010, upon the exercise of options in exchange for $25,000 in cash at a price of $0.01per share.

The Company issued 12,420,891 shares of common stock during the twelve months ended December 31, 2010, related to services provided by vendors.  The shares were valued at prices ranging from $0.06 to $0.13 per share. The shares were collectively valued at $1,156,440.

The Company issued 34,231,749 shares of common stock during the twelve months ended December 31, 2010, in order to pay off or pay down notes payable and accrued interest.  The common stock was valued at $0.06 to $0.13 per share.  The shares were collectively valued at $3,415,905.

The Company issued 16,065,419 shares of common stock during the twelve months ended December 31, 2010, related to the issuance of debt.  The shares were valued from $0.08 to $0.12 per share and collectively valued at 1,373,900. The debt was issued to 13 shareholders.

The Company issued to one investor a warrant exercisable for 25,000,000 shares of common stock at an exercise price of $.01 per share for a period of five years.

These issuances of shares qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuances did not involve a public offering. The issuances were not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. These issuances were  done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these issuances.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this prospectus. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this prospectus, our actual results may differ materially from those anticipated in these forward-looking statements.

Financial Operations Overview

We have only recently commenced operations and have only recently began sales of our H.A.R.D. Nutrition Functional Water System.   From our inception to December 31, 2010, we had incurred an accumulated deficit of $80,029,678.  Our accumulated deficit through December 31, 2010 is primarily attributable to our issuance of stock compensation.

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

We have recently entered into an accounts receivable factoring agreement with Liquid Capital  pursuant to which we have agreed to sell and Liquid Capital has agreed to purchase certain of the accounts arising from the sale of our products.  Liquid Capital in its sole discretion may advance up to 80% of the face amount of the accounts purchased less an applicable discount fee up to a maximum of $750,000.  In order to secure our payment of all our indebtedness and obligations to Liquid Capital, we granted Liquid Capital a security interest and lien upon our accounts and our other assets.   The agreement with Liquid Capital has a term of one year and may be terminated by either party upon 30 days prior written notice and immediately by Liquid Capital upon an event of default as defined in the agreement.  There can be no assurance that the funds derived from this arrangement will be sufficient to meet our needs.  Subsequent to year-end we entered into a $10 million equity funding facility with Centurion Private Equity, LLC.  This facility gives us the right to sell shares of our common stock to Centurion at a price determined by the current market.  These sales are limited by our trading volume and price limitations determined by the Company and there can be no assurance that we will be able to use such facility.

Results of Operations

Year ended December 31, 2010 Compared to year ended December 31, 2009

Revenue- During the year ended December 31, 2010 we generated revenue of $605,493, a substantial portion of which is attributable to the sale of our H.A.R.D, Nutrition Functional Water System which commenced in August 2009.  This represented an approximate  4% decrease from the prior year.  This decrease was principally due to the large initial orders in 2009 needed to fill the shelves as we began our relationship with King Soopers.  During the same period of 2009, we had revenue of $629,525.  Our gross margin increased from $121,846 for the year ended December 31, 2009 to $133,915 for the year ended December 31, 2010.  The increase in gross margin was attributable to production efficiencies in our Functional Water Systems in 2010 vs. 2009.    Sales of our H.A.R.D, Nutrition Functional Water System and H.A.R.D. Nutrition supplement accounted for 89% and 11% respectively of our revenue for the year ended December 31, 2010.   At least 80% of our sales of our H.A.R.D. Nutrition Functional Water System were attributed to indirect sales to King Soopers.

Expenses- Our total operating expenses for the year ended December 31, 2010 was $5,176,309 as compared to $4,152,128 for the year ended December 31, 2009.

General and administrative expenses were $3,860,941 and $2,802,466 for the years ended December 31, 2010 and December 31, 2009, respectively and included salaries, travel expenses, legal, accounting and other professional fees and occupancy related expenses.  The majority of this increase was due to the increased professional, legal and audit fees related to our preparation and filing of a registration statement on Form S-1 and a Form 15-C-211 filing.  Included in general and administrative expenses was stock based compensation expenses for services provided to vendors and employees of $1,156,440 and $597,338 for the year ended December 31, 2010 and 2009, respectively. The remaining general and administrative expenses $2,704,501 and $2,205,128 for the years ended December 31, 2010 and 2009, respectively included $1,243,910 and $1,069,964 for salaries, $203,519 and $90,853 for travel expenses, $952,748 and $655,149 for legal accounting and other professional expenses and $215,627 and $207,633 for occupancy related expenses.

Sales and marketing which consisted of advertising and other promotional expenses were relatively stable when comparing 2010 and 2009. Sales and marketing expenses were $1,229,476 and $1,264,455 for the years ended December 31, 2010 and December 31, 2009, respectively and included stock based compensation for services provided by vendors and employees of $357,068 and $35,204 for the years ended December 31, 2010 and 2009, respectively. The remaining sales and marketing expenses, $872,408 and $1,229,251 for the years ended December 31, 2010 and 2009, respectively included $586,828 and $980,000, respectively for advertising.
Interest expense increased by greater than 100% from 2009 to 2010 because of increased short term borrowings. Interest expense related to warrant liability increased from $0 in 2009 to $1,855,400 due to fluctuations in the warrant liability and the exercising of a warrant issued in 2010 related to a debt restructuring. The loss on retirement of debt increased 180% from 2009 to 2010 due to a management push to convert more of the debt into equity.

Net loss for the year ended December 31, 2010 increased by approximately 87% to $10,018,412 as compared to $5,365,216 for the period ended December 31, 2009 and was primarily attributable to an increase in legal, accounting  and other professional fees, and increase in interest expense as well as a larger loss on retirement of debt.

Liquidity and Capital Resources

Revenues
At December 31, 2010 we had cash and cash equivalents of $23,234 as compared to $81,362 at December 31, 2009.  Our working capital deficit at December 31, 2010 was $3,75,277 and at December 31, 2009 was $5,159,883.

For the twelve months ended December 31, 2010 our cash used in operating activities was $2,814,373.  Our primary sources and uses of cash from operating activities for the period were losses from operations, excluding common stock issued for services, loss on retirement of debt and depreciation and amortization of $4,217,983 offset by deferral of $628,956 in salaries and royalties payable to our officers and increase in warrant liability of $1,884,600.

Net cash used in investing activities for the twelve months ended December 31, 2010 was $28,703, all of which was attributable to the purchase of equipment.

Net cash provided by financing activities for the twelve months ended December 31, 2010 was $2,784,947 which included $826,500 from the issuance of common stock $2,209,406 from the issuance of notes.

At December 31, 2009 we had cash and cash equivalents of $81,362 as compared to $12,232 for the year ended December 31, 2008.  Our working capital deficit at December 31, 2009 was $5,159,883.  For the year ended December 31, 2009 our cash used in operating activities was $3,609,475.  Our primary sources and uses of cash from operating activities for the period was losses from operations, loss on retirement of debt, common stock issuances, adjusted for noncash items of income and expense which included:

An increase in accounts receivable due to increased sales and increase in inventory related to increased sales

An increase in accounts payable related to increased purchases of inventory in anticipation of increased sales

A decrease in accrued interest expense due to retirement of debt

Net cash used in investing activities for the twelve months ended December 31, 2009 was $8,608, all of which was attributable to the purchase of equipment.

Net cash provided by financing activities was $3,687,213 which included $2,983,510 from the issuance of common stock and warrants, in our private placement and $760,205 from the issuance of notes which was offset by $56,502 used to make payments on outstanding notes.

Current and Future Financing Needs

We have incurred an accumulated deficit of $80,029,678 through December 31, 2010. We have incurred negative cash flow from operations since we started our business. At December 31, 2010, we had short term and long term debt of $5,625,474.   We have no commitment for additional funding other than the factoring arrangement and the $10 million equity financing agreement that we have entered into. In addition, we have lease commitments of $203,949, $206,832 and $69,260 for 2011, 2012 and 2013.  We also have minimum salary commitments for compensation to our Chief executive Officer and Executive Vice President in accordance with the terms of their employment agreements that range from $750,000 to $1,007,031. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our advertising and marketing campaign,  and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements for the next few months. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we may need to raise additional funds, whether through a stock offering or otherwise.

We also have note payable commitments with respect to various notes payable issued to unaffiliated third parties who are accredited investors. A summary of notes payable as of December 31, 2010 is as follows: At December 31, 2010 we had 30 notes outstanding, twelve of the notes or 31% of the aggregate principal balance were either past due or due on demand.    Two notes in the aggregate principal amount of $256,688 are non interest bearing and are due on demand.  To date, no demand for payment has been made.  Three notes in the aggregate principal amount of $566,261 bearing interest at a range from 6% to 36% are past due and to date no demand for payment has been made.  Notes in the aggregate principal amount of $462,873 bearing interest at a rate of 15% are owed to 7 investors in our private placements and payment was due between July and August 2010, $362,873 due on or before July 31, 2010, $100,000 due on or before August 31, 2010.  Notes in the aggregate principal amount of $ $926,142 owed to four investors with a maturity date of July 1, 2013. These notes bear interest at a range from 6% to 16% per annum. Three of these notes with a total principal amount of $592,933 are callable by holder anytime after January 1, 2012. A total of 6,332,089 of new shares of common stock were issued to these four debt holders in connection with the debt restructuring. The $5 million revolving note with a principal outstanding balance as of December 31, 2010 of $1,893,708 was restructured on June 2010 such that it now bears interest at a rate of 10.25% per annum and matures on January 1, 2015.  A warrant for the purchase of 25,000,000 shares of our common stock at an exercise price of $.01 was issued to this debt holder.   The fair market value of this warrant, $1,750,000 was booked as additional paid in capital and as interest expense warrant liability. We also converted $1,650,840 of related party payables owed to Richard Pearce and Jeremy Alcamo into notes bearing interest at a rate of 10% that are callable with 366 days notice which classifies them as long term debt.  Upon the occurrence of: (i) a change in ownership of twenty percent (20%) or more of our outstanding shares of common stock, (ii) our consummation of  a debt or equity financing or any combination thereof and our receipt of  gross proceeds of Five Million Dollars ($5,000,000) or more from such financing, or (iii) our termination of our employment agreement with Richard Pearce or Jeremy Alcamo  Richard Pearce or Jeremy Alcamo at their option shall have the right to immediately seek payment of the entire amount due and payable with interest thereon.

Two notes in the aggregate principal amount of $15,251 bear interest at a rate of 11% and the principal amount outstanding is payable by June 30, 2011.

A summary of notes payable as of December 31, 2010 is as follows:

	Current	Long Term	Total
1 Note payable, originated in 2004, due in 2006, 6% interest rate, secured by assets of	541,995	$-	$541,995
DC Brands, LLC, a wholly owned subsidiary

1 Note payable originated in 2005, due on demand, non interest bearing, unsecured	242,188	-	242,188

1 Note payable originated in 2005, due on demand, non interest bearing, unsecured	14,500	-	14,500

1 Note payable originated in 2007, due in 2007, 36% interest, unsecured	10,000	-	10,000

1 Notes payable originated in 2007, due in 2008, 24% interest, unsecured	14,266	-	14,266

7 Notes payable, originated in 2008, due at various dates from July to August 2010, 15% interest, unsecured	462,873	-	462,873

1 Note payable, originated in 2010, due	-	1,893,708	1,893,708
January 1, 2015, 10.25% interest, unsecured

3 Notes payable, originated in 2010, due	-	592,933	592,933
July 1, 2013, callable after January 1, 2012
6% interest, unsecured

1 Note payable, originated in 2010, due	-	333,209	333,209
July 1, 2013, 16% interest, unsecured

9 Notes payable, originated in 2010, due due at various dates from July to September 2013,	-	773,333	773,333
16% interest, unsecured

2 Notes payable, originated in 2007, due in monthly installments, maturing 2011 to 2012, interest from 1.9% to 11%, secured by motor vehicles	15,252	-	15,252
	1,301,074	3,593,183	4,894,258
Unamortized discount	-	(919,624)	(919,624)
	1,301,074	2,673,559	3,974,633
Related party notes
2 Notes payable, originated in 2010, callable	-	1,650,841	1,650,841
with 366 day notice, 10% interest, unsecured

A summary of notes payable as of December 31, 2009 is as follows:

At December 31, 2009 we had 25 notes outstanding.  One note in the principal amount of $1,892,932 bears interest at a rate of 10% per annum and is due in January 2011. Two notes in the aggregate principal amount of $256,688 are non interest bearing and are due on demand.  To date no demand for payment has been made.  Five notes in the aggregate principal amount of $753,866 bearing interest at a range from 6% to 36% are past due and to date no demand for payment has been made.  There are no default penalties of fees that may be sanctioned against the Company for not paying the notes upon maturity.  The Company intends to attempt to restructure these notes into long term debt or equity. Notes in the aggregate principal amount of $947,989 bearing interest at a rate of 15% are owed to 13 investors in our private placements and payment is due between July and November 2010, $551,808 due on or before July 31, 2010, $196,181 due on or before August 31, 2010, $100,000 due on or before October 31, 2010, and $100,000 due on or before November 30, 2010.  To date no demand for payment has been made with respect to these notes.

Four notes in the aggregate principal amount of $55,155 bear interest at a rate of 11% and $39,712 of the principal amount outstanding is payable by December 31, 2010 and $15,443 is payable after December 31, 2010.

	Current	Long Term	Total
2 Notes payable, originated in 2004, due in 2006,	$649,900	$-	$649,900
6% interest rate, secured by assets of
DC Brands, LLC, a wholly owned subsidiary

1 Note payable originated in 2005, due on demand,	242,188	-	242,188
non interest bearing, unsecured

1 Note payable originated in 2005, due on demand,	14,500	-	14,500
non interest bearing, unsecured

2 Notes payable originated in 2007, due in 2007,	86,123	-	86,123
36% interest, unsecured

1 Note payable originated in 2007, due in 2008,	17,843	-	17,843
24% interest, unsecured

1 Note payable, originated in 2007, due	-	1,892,932	1,892,932
January 1, 2011, 10% interest, unsecured

13 Notes payable, originated in 2008,	947,989	-	947,989
due at various dates from July to November
2010, 15% interest, unsecured

4 Notes payable, originated in 2005 and 2007,	39,712	15,443	55,155
due in monthly installments of $2,681, maturing 2010 to 2012, interest at 11%, secured by motor vehicles

	1,998,255	1,908,375	3,906,630
Unamortized discount	(108,609)	-	(108,609)

	$1,889,646	$1,908,375	$3,798,021

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

We have based our estimate on assumptions that may prove to be wrong.  As previously stated, we may need to obtain additional funds in the next couple of months or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements.  We do not have any committed sources of financing at this time, other than the 10 million equity financing agreement that we signed in January 2011, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all.  If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted.  If we are not able to obtain financing when needed, we may be unable to carry out our business plan.  As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Subsequent to the year ended, we raised an aggregate of $250,000 from one investor through the issuance of notes.   The notes bear interest at a rate of 16% per annum and mature in 36 months.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources. Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of our financial statements are reasonable. Management regularly reviews these estimates and judgments for impairment, valuation and other changes in estimate.  Our critical account estimates are set forth below and have not changed during 2009 or 2010. There were no changes to any estimates or judgments that had a material impact on the financial presentation.

The critical accounting policies affecting our financial reporting are summarized in Note 1 to the consolidated financial statements included in this prospectus. Policies involving the most significant judgments and estimates are summarized below.

Accounts Receivable

Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. Management continually monitors accounts receivable balances and provides for an allowance for doubtful accounts at the time collection becomes questionable based on payment history or age of the receivable. We sell products generally on net 30 day terms. We do not normally charge financing fees on late payments. Accounts receivable are charged to the allowance for bad debts when we have exhausted all reasonable means of collection. We did not have an allowance for doubtful accounts at December 31, 2010 or December 31, 2009 as we deemed our accounts receivable all to be collectible.

Our method of determining the allowance for doubtful accounts and estimates used therein are subject to the risk of change if, in the future, our sales volume and type of customers would change.

As of December 31, 2008, there were no past due receivables.  As of December 31, 2009, $41,715 of receivables were past due. During the first six months of 2010, credit memos were issued for $19,959, and $21,756 was collected. As of December 31, 2010, there were no past due receivables.

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

We did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2010.

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

Warrant Liability

The warrant liability is calculated using a Barrier Option Model with MonteCarlo Simulation from Global Derivatives.com.  The current stock price, the stock volatility for the prior three months and the risk free rate (treasury bills) equal to the remaining term of the warrants are the inputs used in this valuation model.  This model specifically addresses the fact that no additional shares of stock will need to be issued if our stock price hits the target (barrier) of $.50 or $.15.  The stock volatility for any quarter is capped at 90% as volatilities greater than this produce an unreasonably low estimation of liability.  This amount is adjusted quarterly based upon the changes in valuation provided by the model. There were no warrants outstanding as of December 31, 2008 and the valuation model produced a $1,463,000 and a $1,448,400 warrant liability as of December 31, 2009 and 2010 respectively.

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

In January 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding disclosure of the different classes of assets and liabilities, valuation techniques and inputs used, activity in Level 3 fair value measurements, and the transfers between levels. ASU No. 2010-06 is effective for the annual reporting period beginning after December 15, 2009. The Company is providing the required disclosures beginning with the this Annual Report on Form 10-K for the year ending December 31, 2010. The Company does not anticipate that the adoption of the Update will have a material impact to the Company’s financial position, results of operations or cash flows.

In February 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”). The new standard addresses, among other things that an entity that is an SEC filer is no longer required to disclose the date through which subsequent events have been evaluated.  ASU No. 2010-10 is effective upon the issuance of the final Update. The Company has adopted this Update beginning with the Company’s S-1 filing.The adoption of this Update has not had a material impact to the Company’s financial position, results of operations or cash flows.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are set forth later in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s management, including its Chief Executive Officer and Principal Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Executive Officers

The following table sets forth the name of our executive officers and directors and the position held by each:

Name	Age	Position
Richard Pearce	49	President, Chief Executive Officer, and Chairman of the Board of Directors
Bob Armstrong	49	Chief Financial Officer
Jeremy Alcamo	36	Executive VP and Director serving on the Board
Wade Brantley	52	Director of Investor Relations and Director serving on the Board
Robert Nikkel	60	Chief Herbalist
Peter Papilion	55	Director serving on the Board

The background of our executive officers is as follows:

Richard Pearce, President, Chief Executive Officer and Chairman of the Board of Directors

Mr. Pearce has been our CEO since 2002.  Prior to becoming CEO, Mr. Pearce was the founder of several business ventures including Bay Area Cash Registers in Tampa, Florida, Cash Graf, a COMDEX “Best In Show” software package that included accounting, database, appointment scheduling and word processing programs, a clothing line called Refuze 2 Luz, which was sold in hundreds of stores across the United States and ClearPath Inc. d/b/a ThermaProducts, Inc., the world’s first and only portable snow melting equipment.

Mr. Pearce has been associated with us for over 8 years and brings to the board extensive knowledge about our business operations.  He also brings to the Board significant executive leadership and operational experience.  Mr. Pearce’s prior business experience with other manufacturers of products, along with his tenure at our company, we believe gives him broad and extensive understanding of our operations and the proper role and function of the Board.

Bob Armstrong, Chief Financial Officer

Mr. Armstrong has been our Chief Financial Officer since May 3, 2010.    Mr. Armstrong joined the Company from Three Palms, LLC where he spent eleven years as CFO.  His responsibilities included all activities related to client administration, accounting and reporting for over 40 hedge funds.  Prior to Three Palms, Mr. Armstrong spent ten years as an independent financial consultant advising small and rapidly growing companies in all aspects of financial management.  His clients included companies in the telecommunications and food service industries.  Mr. Armstrong also spent four years as Assistant Treasurer for Nu-West Industries, Inc., a publicly traded chemical fertilizer manufacturer.  Mr. Armstrong began his career as an auditor with Deloitte & Touche in Denver.  Mr. Armstrong received a B.S. in Business Administration from The Ohio State University in 1984.

Jeremy Alcamo, Executive VP. and Director

Mr. Alcamo officially joined the team in October of 2006. As Executive VP, he oversees operations. In this capacity, Mr. Alcamo assists in coordinating the manufacturing and shipping of the drinks in addition to the ordering and purchasing of point-of-sale materials. Prior to working at DC Brands, Mr. Alcamo worked for Colorado-based companies Avanti Petroleum; a franchisee of Total Petroleum convenience stores; and Palo Alto; a franchisee of Taco Bells, Pizza Huts and Kentucky Fried Chickens. He also worked with Richard Pearce previously at ThermaProducts, where he was responsible for the company’s accounting and product development. Mr. Alcamo is a graduate of Regis University and has a Bachelor’s degree in professional accounting and Business Administration.

Mr. Alcamo brings a strong business background to our company, having worked with various companies in the Colorado area.   He brings significant financial and operational management, as well as financial reporting expertise to the Board.

Wade Brantley, Director of Investor Relations and Director

Mr. Brantley joined the Company in January, 2010. For the five years prior to joining the Company, Mr. Brantley was an Associate Vice President in Investments with Wells Fargo Financial Advisors.  Mr. Brantley has over twenty five years of combined experience in the government and capital markets arenas.  Mr. Brantley is the director of Investor Relations and responsible for shareholder communications and stock related issues, as well as monitoring the compliance and regulatory requirements applicable to DC Brands as a publicly traded entity.

Mr. Brantley received his Masters Degree from Drake University’s College of Business and Public Administration. He completed the Executive Certification for Investment Management Analyst through the Wharton School of Business and the Investment Management Consultants Association. His experiences include structuring debt and equity financing for public and private projects, and small business development. He has served as an elected official on the board of a special district, as well as an appointed executive director to a general improvement taxing district.  Mr. Brantley has been appointed to several community based committees for development and planning of public facilities.

Mr. Brantley brings a strong business background to our company, having worked in the financial service industry for over twenty five years.  His experiences have resulted in a broad understanding of the operational, financial and strategic issues facing public and private companies.

Robert Nikkel, Chief Herbalist

Mr. Nikkel has been with DC Brands, LLC, the company that we acquired in 2004, for the last ten years.   He has been involved in the manufacture of pharmaceutical and herbal medicine since 1987.  Mr. Nikkel concentrates his work on the use of Eastern medicine, specifically the concept of wellness based upon total lifestyle, for athletes in sports to perfect performance lifestyle and the supplements to support them.  He has written over 300 formulas that are assets of the Company that include formulas to treat illness as well as formulas to increase athletic performance.

 Peter Papilion , Director

Peter Papilion has been a director since November, 2005.  From 1998 until the present he has been a director of Global Sourcing with G&G Outfitters, Inc., a global company engaged in the sale of promotional items worldwide.  His responsibilities include sourcing production facilities worldwide for branded merchandise and OEM products.

Mr. Papillion brings significant knowledge and experience to the Board.  He has significant experience in marketing and promotional activities. His extensive management experience is an important aspect of his service on this Board.

DIRECTORS

Directors are elected at each annual meeting of shareholders and hold office until the next annual meeting of shareholders following their election.  To date, none of our directors have received any compensation from us, whether in the form of cash or securities, for their service as directors. Peter Papillion is our only independent director serving on our Board of Directors.

Directors’ Term of Office

Directors will hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the board of directors.

Directors’ Term of Office

Directors will hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the board of directors.

Audit Committee

Our board of directors currently serves as our audit committee. The audit committee is responsible for recommending independent auditors and reviewing management actions in matters relating to audit functions. The committee reviews, with independent auditors, the scope and results of its audit engagement, the system of internal controls and procedures and reviews the effectiveness of procedures intended to prevent violations of laws.

The audit committee, consistent with the Sarbanes-Oxley Act of 2002 and the rules adopted thereunder, meets with management and the auditors prior to filing of officers’ certifications with the SEC to receive information concerning, among other things, significant deficiencies in the design or operation of internal controls.

Our board members other than Peter Papillion are not “independent” in accordance with rule 4200(a)(14) of the Nasdaq Marketplace Rules. Our board of directors does not have an “audit committee financial expert,” within the meaning of that phrase under applicable regulations of the Securities and Exchange Commission, serving on the audit committee. The board of directors believes that each member is financially literate and experienced in business matters and is capable of (1) understanding generally accepted accounting principles (“GAAP”) and financial statements, (2) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (3) analyzing and evaluating our financial statements, (4) understanding our internal controls and procedures for financial reporting, and (5) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that no audit committee member has obtained these attributes through the experience specified in the SEC's definition of “audit committee financial expert.” Further, as is the case with many small companies, it would be difficult for us to attract and retain board members who qualify as “audit committee financial experts,” and competition for such individuals is significant. The board of directors believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who beneficially own more than 10 percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock.  Such officers, directors and persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file with the SEC.

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended December 31, 2010.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and controller.  Such code of ethics is posted on the Company’s internet website, which is located at www.hardnutrition.com.

ITEM 11.  EXECUTIVE COMPENSATION

During the year ended December 31, 2010 and 2009 we did not issue any options or shares of restricted stock to any named officers or directors in connection with their employment or service to the Company and there are no outstanding equity awards as of December 31, 2010.

Executive Compensation

The following table sets forth all compensation awarded, earned or paid for services rendered to our executive officers that exceeded $100,000 during each of the fiscal years ended December 31, 2010 and 2009.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Option Awards ($)(f)	Stock Awards ($)(g)	All Other Compensation ($)(h)	Total ($)(i)
		(1)(2)				(3)
Richard Pearce,	2010	625,000	-	-		4,867	629,867
President & CEO	2009	525,000	-	-		12,677	537,677

Jeremy Alcamo	2010	125,000	-	-		-	125,000
Executive Vice President	2009	125,000	-	-		-	125,000

(1) Salary shown in the table represents salary earned by Mr. Pearce.  Mr. Pearce deferred salary of $596,538 and $491,561 in 2010 and 2009, respectively.
(2) Salary shown in the table represents salary earned by Mr. Alcamo.  Mr. Alcamo deferred salary of $71,134 and $21,686 in 2010 and 2009, respectively.
(3) Consists of expenses to provide Mr. Pearce an automobile.

Employment Agreements

On October 1, 2004, we entered into a ten year Employment Agreement with Richard Pearce which expires in October 2014. The Employment Agreement appoints Mr. Pearce as our President and Chief Executive Officer and requires that Mr. Pearce devote his full time to the business of the Company in exchange for compensation increasing from a base salary of $250,000 for the first year to $1,000,000 the tenth year of the term of the Employment Agreement. The agreement also provides that so long as Mr. Pearce is serving as our President and Chief Executive Officer that he is to also serve as one of our directors. Mr. Pearce is entitled to a life insurance policy at our expense, of which we are a 50% beneficiary and a person designated by him is the other 50% beneficiary. To date, such policy has not been purchased. Upon execution of the agreement, Mr. Pearce was issued 100,000 shares of our Series A Preferred Stock which entitled Mr. Pearce to such number of votes as shall equal 56.25% of the voting power of our outstanding stock; however subsequent to the issuance Mr. Pearce exchanged 5% of his voting power for 40,000,000 shares of common stock. Mr. Pearce now holds 91,111 shares of Series A Preferred Stock that have the right to vote 51.25% of the outstanding voting shares. The agreement is subject to termination without cause upon the vote of three quarters of the shareholders and board and with cause upon the determination of an arbitrator and only after Mr. Pearce has been notified at least three times of his breach. In the event of a termination with or without cause, Mr. Pearce is entitled at his option to be paid in full the current value of all monies and other forms of compensation owed, at that time, under the employment agreement throughout its then remaining term or to the same on a periodic basis (consistent with whatever periodic payments are owed as of that time). Cause is defined as willful and malicious misappropriation of customer assets for personal gain to Mr. Pearce, willful and flagrant disregard of reasonable written instructions of the board of directors involving those consistent with Mr. Pearce’s position and title as determined by an independent professional arbitrator and only after not less than 3 written notices from the Chairman of the Board to follow the policies and procedures of the board of directors. We may also suffer treble damages if we attempt to remove Mr. Pearce from office by threat of actual litigation which does not meet the criteria for cause.

On May 1, 2010, we entered into a three year employment agreement with Jeremy Alcamo.  The Employment Agreement appoints Mr. Alcamo as our Executive Vice President and requires that Mr. Alcamo devote the time he deems necessary to the performance of the business of the Company in exchange for an annual salary of $125,000 subject to increases each year which shall be at least 5% per year.  The Company has the right to terminate the Employment Agreement upon Mr. Alcamo’s death or disability or for cause as defined in the agreement. Mr. Alcamo has the right to terminate the Employment Agreement for good reason as defined in the agreement which includes a material breach by the Company and  a change of control.   In the event of a termination by Mr. Alcamo for good reason, or by the Company without cause, Mr. Alcamo is entitled to receive his monthly salary for an additional six months in addition to any accrued bonus, vacation pay and expense reimbursement.

We currently maintain no other agreements for employment with any of our other executive officers or employees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We determine beneficial ownership based on the rules of the Securities and Exchange Commission. In general, beneficial ownership includes shares over which a person has sole or shared voting or investment power and shares which the person has the right to acquire within 60 days. Unless otherwise indicated, the persons listed below have sole voting and investment power over the shares beneficially owned. As of March 24, 2011 we had 344,413,849 shares of common stock outstanding.

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)	Percentage of Class
Richard Pearce(2)	399,845,546	55.63%
Bob Armstrong	0	*
Jeremy Alcamo	724,997	*

Peter Papilion	45,000	*
Wade Brantley	845,000	*
Robert Nikkel	250,000	*

All executive officers and directors as a group (seven persons)	401,710,543	55.89%

____________________
* less than 1%
(1)  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding, including for purposes of computing the percentage ownership of the person holding such option, warrant or convertible security, but not for purposes of computing the percentage of any other holder.

(2)  Includes 12,263,267 shares that Mr. Pearce has the right to purchase in accordance with the terms of his Employment Agreement. Excludes 91,111 shares of Series A Preferred Stock that Mr. Pearce owns that allows him the right to vote 51.25% of the outstanding voting stock or 309,488,033 votes.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had related party payables of $637,392 and $1,659,277 at December 31, 2010 and 2009, respectively consisting primarily of deferred salaries payable and royalties payable to its officers.  Of the $637,392 of related party payables, $559,434 was owed to Mr. Pearce ($552,409 for deferred salary payable and $6,825 for royalties owed in accordance with the bottle cap license agreement) and $77,959 was owed to Mr. Alcamo ($71,134 for deferred salary payable and $6,825 for royalties owed in accordance with the bottle cap license agreement).  Richard Pearce and Jeremy Alcamo collectively deferred $623,743 and $513,247 in salaries and $13,649 and $13,376 in royalties in 2010 and 2009, respectively.  Richard Pearce, our Chief Executive Officer, and Jeremy J Alcamo, our Executive Vice President, have received a design patent in the United States (US D 576,877S) for the flip-top compartment which we currently use on our H.A.R.D. Nutrition bottles, which they have licensed to us on an exclusive basis for a fee based upon the number of products sold that contain the cap.  The royalty agreement with Richard Pearce and Jeremy Alcamo is for a term of five years and is renewable by the Company for five additional one year terms and provides that they are entitled to receive 5 cents per cap or 2 1/2 cents each for each bottle cap sold.  The bottle cap is a specialized cap that contains the vitamin supplements in the Company’s functional water system. The agreement may be immediately terminated upon the occurrence of: (i) a default in payments due thereunder if the default has continued for ten days after notice of the default was given; (ii) upon a party’s insolvency, assignment for the benefit of creditors of filing of a bankruptcy petition; or (ii) a party’s refusal or failure to perform an obligation under the agreement if such default is not cured within ten days of notice thereof.   The related party payables are non-interest bearing and due on demand.

In June 2010 the company converted $1,659,277 of related party payables owed to Richard Pearce and Jeremy Alcamo into notes bearing interest at a rate of 10% that are callable with 366 days notice which classifies them as long term debt.  Upon the occurrence of: (i) a change in ownership of twenty percent (20%) or more of our outstanding shares of common stock, (ii) our consummation of  a debt or equity financing or any combination thereof and our receipt of  gross proceeds of Five Million Dollars ($5,000,000) or more from such financing, or (iii) our termination of our employment agreement with Richard Pearce or Jeremy Alcamo then, and upon the happening of any such event, Richard Pearce or Jeremy Alcamo at their option shall have the right to immediately seek payment of the entire amount due and payable with interest thereon.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees including expenses billed to us for the years ended December 31, 2010 and 2009, for processional services performed by Turner, Stone and Company were as follows:

	2010	2009

Audit Fees and Expenses	$123,875	$40,714

Audit-Related Fees

Tax Fees	24,000

All Other Fees	-	-

Total	$147,975	$40,714

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. All financial statement schedules have been included in the Consolidated Financial Statements or Notes thereto.

(b) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation filed on April 29, 1998 (1)
3.2	By-laws (1)
3.3	Articles of Amendment filed on August 23, 2004 (1)
3.4	Articles of Amendment filed on December 3, 2004 (1)
3.5	Articles of Amendment filed on January 31, 2006 (1)
3.6	Certificate of Designations for Series A Preferred Stock filed on May 21, 2007 (1)
3.7	Articles of Amendment filed on August 31, 2007 (1)
3.8	Certificate of Correction to Certificate of Designations filed on May 6, 2010 (1)
3.9	Articles of Amendment filed on July 9, 2010 (3)
4.1	Form of Warrant for purchase of up to 4,000,000 shares of common stock (1)
4.2	Form of Warrant for purchase of up to 2,000,000 shares of common stock (1)
4.3	Form of Warrant for purchase of up to 25,000,000 shares of common stock
4.4	Form of Promissory Note
10.1	License Agreement, dated as of January 1, 2008, between the Company and Richard Pearce and Jeremy Alcamo (1)
10.2	Employment Agreement, dated October 10, 2004, between the Company and Richard Pearce (1)
10.3	Exchange Agreement, dated as of June 8, 2007, between the Company and Richard Pearce (1)
10.4	Exchange Agreement, dated as of March 24, 2008, between the Company and Richard Pearce (1)
10.5	Employment Agreement, dated as of May 1, 2010, between the Company and Jeremy Alcamo (1)
10.6	Endorsement Agreement, dated October 21, 2009, between the Company and Chris Andersen (2)
10.7	Sales Representative Contract, dated as of March 15, 2010, between the Company and Acosta, Inc. (2)
10.8	Purchase and Sale Agreement, dated as of June 4, 2010, between the Company and Liquid Capital Exchange, Inc. (2)
10.9	Investment Agreement, dated as of Janaury 31, 2011, between the Company and Centurion Private Equity, LLC (4)
10.10	Registration Rights Agreement, dated as of January 31, 2011, between the Company and Centurion Private Equity, LLC (4)
14	Code of Conduct (5)
21.1	List of Subsidiaries (1)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (5) Certification pursuant to Rule 13a-14(a)/15d-14(a) (5)
31.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(5)
32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(5)

DC BRANDS INTERNATIONAL, INC.

Consolidated Financial Statements
And
Report of Independent Registered Public Accounting Firm
December 31, 2010 and 2009

Board of Directors and Stockholders
DC Brands International, Inc. and subsidiaries
Denver, Colorado

We have audited the accompanying consolidated balance sheets of DC Brands International, Inc. and subsidiaries, (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DC Brands International, Inc. and subsidiaries at December 31, 2010 and 2009, and the results of their consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses, negative cash flows from operations and had negative working capital at December 31, 2010 and 2009, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Turner, Stone & Company, L.L.P.

Certified Public Accountants
Dallas, Texas
March 24, 2011

DC BRANDS INTERNATIONAL, INC.

Consolidated Financial Statements

As of December 31, 2010 and 2009

DC Brands International, Inc.

Consolidated Balance Sheets

As of December 31

	December 31,
	2010	2009

Assets
Current assets
Cash and cash equivalents	23,234	$81,362
Accounts receivable	72,857	185,106
Inventory	305,307	364,991
Prepaid expenses	-	7,423
Total current assets	401,398	638,882

Property and equipment, net	109,418	166,608

Total assets	510,816	$805,490

Liabilities
Current liabilities
Accounts payable	388,447	$573,208
Accrued interest payable	330,723	206,332
Accrued liabilities	637	7,302
Related party payable	637,392	1,659,277
Warrant liability	1,448,400	1,463,000
Short-term notes payable and current portion of long-term debt (Net of Unamortized Discount of $0 in 2010 and $108,609 in 2009)	1,301,074	1,889,646
Total current liabilities	4,106,673	5,798,765
Long-term debt to related party	1,650,841	-
Long-term debt (Net of Unamortized Discount of $919,624 in 2010 and $0 in 2009)	2,673,559	1,908,375
Total liabilities	8,431,073	7,707,140

Commitments and contingencies (Note 4)

Stockholders' deficit
Preferred Stock, $0.001 par value; 25,000,000 shares authorized
Series A Preferred Stock, 100,000 shares authorized, shares issued
and outstanding - 91,111 shares in 2010 and 2009	91	91
Common Stock, $0.001 par value; 500,000,000
shares authorized, shares issued and outstanding
- 302,167,779 in 2010 and 201,569,720 in 2009	302,168	201,570
Additional paid in capital	71,965,937	63,283,790
Issuances in exchange for promotional consideration	(158,776)	(375,844)
Accumulated deficit	(80,029,677)	(70,011,257)
Total stockholders' deficit	(7,920,257)	(6,901,650)

Total liabilities and stockholders' deficit	510,816	$805,490

The accompanying notes are an integral part of these financial statements.

DC Brands International, Inc.

Consolidated Statements of Operations

For the Twelve Months Ended December 31

	2010	2009
Net Revenues, net	605,493	$629,525
Cost of goods sold	471,578	507,679
Gross margin	133,915	121,846

Operating Expenses
General and administrative (includes share based compensation of $1,156,440 in 2010 and $597,338 in 2009)	3,860,742	2,802,466
Sales and marketing (includes share based compensation of $357,068 in 2010 and $35,204 in 2009)	1,227,890	1,264,455
Depreciation	85,892	85,207
Total operating expenses	5,174,524	4,152,128
Loss from operations	(5,040,608)	(4,030,282)

Other Expense
Interest expense	1,206,715	651,627
Interest expense - warrant liability	1,855,400	-
Loss on retirement of debt	1,915,697	683,307
Total other expense	4,977,812	1,334,934

Net Loss	(10,018,420)	$(5,365,216)

Weighted average number of common shares outstanding	251,868,750	151,240,782

Basic and diluted net loss per common share	(0)	$(0.04)

The accompanying notes are an integral part of these financial statements.

DC Brands International, Inc.

Consolidated Statements of Cash Flows

For the Twelve Months Ended December 31

	2010	2009
Cash used in operating activities
Net loss	(10,018,420)	$(5,365,216)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	85,892	85,207
Common stock issued for services	1,653,508	632,532
Loss (gain) on retirement of debt	1,915,697	683,307
Amortization of debt discount	562,884	196,556
Write-down of inventory		14,316
Impairment of intangible assets	-
Changes in operating assets and liabilities:
Accounts receivable	112,250	(183,853)
Inventory	59,684	(292,010)
Prepaid expenses	7,423	(2,500)
Accounts payable	(184,761)	149,802
Accrued interest payable	124,392	147,389
Accrued liabilities	(6,665)	469
Related party payable	628,956	324,526
Warrant liability	1,855,400	-
Net cash used in operating activities	(3,203,760)	(3,609,475)
Cash used in investing activities
Purchase of property and equipment	(28,703)	(8,608)
Net cash used in investing activities	(28,703)	(8,608)
Cash provided by financing activities
Proceeds from issuance of common stock	576,500	2,983,510
Interest accruals paid with stock	272,967
Proceeds from notes payable	2,531,500	760,205
Stock Issued to Settle Warrant Liability
Payment on notes payable	(206,632)	(56,502)
Net cash provided by financing activities	3,174,335	3,687,213
Net increase (decrease) in cash and cash equivalents	(58,128)	69,130
Cash and cash equivalents
Beginning of period	81,362	12,232
End of period	23,234	$81,362

Supplemental Disclosure of Noncash
Investing and Financing Activities
Accrued interest refinanced into new note payable	200,357
Notes payable refinanced	2,341,338
Debt forgiven for warrant exercise	250,000
Notes payable paid throught the issuance of stock	1,270,750	2,279,000
Common stock issued for retirement of debt and accrued int	3,415,905	$-
Related party advance converted to notes payable	1,650,841	$-
Warrants issued as incentive to debt holder	1,750,000	$-
Common stock as discount in connection with debt offering	1,373,900
Supplemental Disclosure
Interest paid	117,689	$287,828
Income taxes paid	-	$-
Interest received	-	$-

The accompanying notes are an integral part of these financial statements.

DC Brands International, Inc.

Consolidated Statement of Stockholders’ Equity

For the Twelve Months Ended December 31

	Series A Preferred Stock		Common Stock		Additional Paid in	Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Issuances	Deficit	Deficit
Balance, December 31, 2008	91,111	$91	117,929,720	$117,930	$58,559,544	$-	$(64,646,041)	$(5,968,476)
Common stock issued in exchange for cash	-	-	58,670,000	58,670	1,461,840		-	1,520,510
Common stock issued in exchange for services	-	-	8,670,000	8,670	999,706	(375,844)	-	632,532
Common stock issued in exchange for								-
retirement of debt	-	-	16,300,000	16,300	2,262,700		-	2,279,000
Net loss	-	-	-	-	-		(5,365,216)	(5,365,216)
Balance, December 31, 2009	91,111	91	201,569,720	201,570	63,283,790	(375,844)	(70,011,257)	(6,901,650)
Common stock issued in exchange for cash			9,130,000	9,130	567,370			576,500
Common stock issued in exchange for services			14,170,891	14,171	1,282,269	217,068		1,513,508
Common stock issued in exchange for retirement of debt			34,231,749	34,232	3,381,673			3,415,905
Warrants issued as incentive to debt holder			25,000,000	25,000	1,975,000			2,000,000
Common Stock issued on exercise of warrant			2,000,000	2,000	118,000			120,000
Common stock issued in conjunction with debt offering			16,065,419	16,065	1,357,835			1,373,900
Net loss							(10,018,421)	(10,018,421)
Balance, Dec 31, 2010	91,111	$91	302,167,779	$302,168	$71,965,937	$(158,776)	$(80,029,678)	$(7,920,258)

The accompanying notes are an integral part of these financial statements.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

Financial Condition

The Company has incurred significant losses and negative cash flows since its inception.   In addition, the Company had negative working capital (current assets less current liabilities) at December 31, 2010.  The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing.  Although the Company has negotiated in excess of $10 million in Debt/Equity financing subsequent to December 31, 2010, and believes that its prospects for securing additional financing are good, there can be no assurance given that it will be successful in its efforts to raise capital.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Accounts Receivable

The Company’s accounts receivable are unsecured, and the Company is at risk to the extent such amounts become uncollectible. Management continually monitors accounts receivable balances and provides for an allowance for doubtful accounts at the time collection becomes questionable based on payment history or age of the receivable. The Company sells products generally on net 30 day terms. The Company does not normally charge financing fees on late payments. Accounts receivable are charged to the allowance for bad debts when the Company has exhausted all reasonable means of collection.  The Company did not have an allowance for doubtful accounts at December 31, 2010 or December 31, 2009 as it deemed its accounts receivable all to be collectible.

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

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Property and Equipment

Property and equipment is recorded at the original cost to the Company and is depreciated or amortized over estimated useful lives of three to five years, and leasehold improvements are amortized over the remaining life of the lease, using the straight-line method, commencing when the asset is placed in service.  Depreciation expense totaled $85,892 and $85,207, for the twelve months ended December 31, 2010 and 2009, respectively.

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

Net Loss Per Common Share

GAAP provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Basic and diluted loss per share was the same as of December 31, 2010 and December 31, 2009.  Common stock equivalents of 12,263,267 shares outstanding at both December 31, 2010 and December 31, 2009 from stock issuable on demand as described in Footnote 7 – Stockholders’ Equity – Stock Rights were not included in the calculation of earnings per share because they would have been anti-dilutive.

Revenue Recognition

Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectability is reasonably assured.  The Company accepts returns only if the item is damaged.   Items returned will be recorded when the items are returned.  Historically, we have not had any products returned.  However, we believe that the lack of returns, is in part due to our secret shopper program pursuant to which our Chief Executive Officer has used his own funds to purchase damaged products and products which are not damaged but have earlier generation labels. Although difficult to predict, we believe that returns without this program could be as high as one half of one percent of annual sales.  These repurchased products are then donated to charity or used in promotional campaigns and are not resold.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Share-Based Compensation

Share-based compensation is measured at the grant date, based on the closing value of the  Company’s common stock at the date of grant and is recognized over the requisite service period.

Advertising Expense

Advertising expense is expensed as incurred. Advertising expense totaled $586,828  and $980,000 for the twelve months ended December 31, 2010 and 2009, respectively.

Secret Shopper Program

Our secret shopper program was initially conducted by the Company itself in 2009 using Company funds for repurchases.  Accordingly, we reversed sales for those products that we purchased, reversed the cost of goods sold for those products that we purchased and recorded a marketing expense for the amount of money used to repurchase the products as well as the amount of money used to retool the products.  Commencing 2010, we did not repurchase any products; however our Chief Executive Officer used approximately $30,000 of his own funds to repurchase products.   The only cost incurred by the Company during 2010 in connection with this program was approximately $3,000 for retooling of products that was included in marketing expense, as theses products were later used in our marketing events.

DC Brands International, Inc
Secret Shopper Program

	Period Ended
	12/31/2010	12/31/2009
Sales Reversed	$0	$74,584
COGS Reversed	$0	$47,105
Marketing Expense Recorded	$0	$53,997
Product by CEO	$30,000	$0

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

As of December 31, 2010, one customer represented 63% of the company’s accounts receivable.  Both customers are wholesale distributor who provides product to the Company’s single largest retail grocery outlet, which represented 85% of the Company’s revenue volume during the twelve months ended December, 2010.

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

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

The Company has no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities) as of June 30, 2010.  The Company’s financial instruments include cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued interest payable, accrued liabilities, related party payables, notes payable and warrant liability.   The carrying amounts of all these financial instruments approximate their fair value due to their short maturities with the exception of warrant liability.  The warrant liability is adjusted at each reporting period based upon the Company’s stock price as described more fully in Footnote 7 – Stockholder’s Equity – Warrants.

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

In January 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding disclosure of the different classes of assets and liabilities, valuation techniques and inputs used, activity in Level 3 fair value measurements, and the transfers between levels. ASU No. 2010-06 is effective for the annual reporting period beginning after December 15, 2009. The Company will provide the required disclosures beginning with this Annual Report on Form 10-K for the year ending December 31, 2010. The Company does not anticipate that the adoption of the Update will have  a material impact to the Company’s financial position, results of operations or cash flows.

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

During the period ended December 31, 2010, there were several new accounting pronouncements issued by the FASB the most recent of which was Accounting Standards Update 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

During the period ended December 31, 2010, there were several new accounting pronouncements issued by the FASB the most recent of which was Accounting Standards Update 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

2.	Inventory

Inventory consisted of the following:

	December 31,
	2010	2009
Finished goods	$174,555	$250,964
Work in process	71,358	25,685
Raw materials	59,394	197,000
	305,307	473,649
Allowance for obsolescence	-	(108,658)
	$305,307	$364,991

3.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2010	2009
Leasehold improvements	$14,004	$14,004
Office furniture and fixtures	31,521	26,034
Vehicles	231,970	231,970
Warehouse equipment	103,134	93,030
Computer equipment	75,170	62,059
	455,799	427,097
Accumulated depreciation	(346,381)	(260,489)
	$109,418	$166,608

4.	Commitments and Contingencies

The Company leases office and warehouse space under a non-cancellable operating lease expiring in April 2013.  Future minimum lease payments under the lease are as follows:

Years Ending
December 31,
2011	$203,949
2012	$206,832
2013	$69,260

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Minimum salary commitments under contracts with the Company’s CEO and Executive Vice-President are as follows:

Years Ending
December 31,
2011	$856,250
2012	$962,812
2013	$1,007,031
2104	$750,000

5.	Notes Payable

A summary of notes payable as of December 31, 2010 is as follows:

	Current	Long Term	Total
1 Note payable, originated in 2004, due in 2006,	541,995	-	541,995
6% interest rate, secured by assets of
DC Brands, LLC, a wholly owned subsidiary

1 Note payable originated in 2005, due on demand,	242,188	-	242,188
non interest bearing, unsecured

1 Note payable originated in 2005, due on demand,	14,500	-	14,500
non interest bearing, unsecured

1 Note payable originated in 2007, due in 2007,	10,000	-	10,000
36% interest, unsecured

1 Notes payable originated in 2007, due in 2008,	14,266	-	14,266
24% interest, unsecured

7 Notes payable, originated in 2008,	462,873	-	462,873
due at various dates from July to August
2010, 15% interest, unsecured

1 Note payable, originated in 2010, due	-	1,893,708	1,893,708
January 1, 2015, 10.25% interest, unsecured

3 Notes payable, originated in 2010, due	-	592,933	592,933
July 1, 2013, callable after January 1, 2012
6% interest, unsecured

1 Note payable, originated in 2010, due	-	333,209	333,209
July 1, 2013, 16% interest, unsecured

9 Notes payable, originated in 2010, due	-	773,333	773,333
due at various dates from July to September 2013,
16% interest, unsecured

2 Notes payable, originated in 2007, due in	15,252	-	15,252
monthly installments, maturing 2011 to 2012, interest
from 1.9% to 11%, secured by motor vehicles

	1,301,074	3,593,183	4,894,257
Unamortized discount	-	(919,624)	(919,624)

	$1,301,074	$2,673,559	$3,974,633

Related party notes
2 Notes payable, originated in 2010, callable	$-	$1,650,841	$1,650,841
with 366 day notice, 10% interest, unsecured

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Long Term Debt Maturity by Year
December 31,
2011	-
2012	-
2013	1,699,475
2014	-
2015	1,893,708
Thereafter	-
Total	3,593,183

A summary of notes payable as of December 31, 2009 is as follows:

	Current	Long Term	Total
2 Notes payable, originated in 2004, due in 2006,	$649,900	$-	$649,900
6% interest rate, secured by assets of
DC Brands, LLC, a wholly owned subsidiary

1 Note payable originated in 2005, due on demand,	242,188	-	242,188
non interest bearing, unsecured

1 Note payable originated in 2005, due on demand,	14,500	-	14,500
non interest bearing, unsecured

2 Notes payable originated in 2007, due in 2007,	86,123	-	86,123
36% interest, unsecured

1 Notes payable originated in 2007, due in 2007,	17,843	-	17,843
24% interest, unsecured

1 Note payable, originated in 2007, due	-	1,892,932	1,892,932
January 1, 2011, 10% interest, unsecured

13 Notes payable, originated in 2008,	947,989	-	947,989
due at various dates from July to November
2010, 15% interest, unsecured

4 Notes payable, originated in 2005 and 2007,	39,712	15,443	55,155
due in monthly installments, maturing 2010 to 2012,
interest at 11%, secured by motor vehicles

	1,998,255	1,908,375	3,906,630
Unamortized discount	(108,609)	-	(108,609)

	$1,889,646	$1,908,375	$3,798,021

As of December 31, 2010 and 2009, ten notes payable totaling $1,029,135 and five notes payable totaling $753,866, respectively, were past due.  There are no default penalties or fees that may be sanctioned against the Company for not paying the notes upon maturity.  The Company intends to restructure these notes into long-term debt or equity.

The Company retired notes payable and accrued interest payable totaling $1,500,208 and $2,300,757 during the twelve months ended December 31, 2010 and 2009, respectively by issuing 34,231,740 and 16,300,000 shares of common stock during the twelve months ended December 31, 2010 and 2009, respectively.  The Company valued the shares at $3,415,905 and $1,617,450 based upon the closing share price at each retirement date and recorded a loss on retirement of debt of $1,915,697 and $683,307 during the twelve months ended December 31, 2010, and 2009 respectively.

The note payable due January 1, 2015 has a face amount of up to $5,000,000 and functions as a revolving line of credit.  There was $3,106,292 of unused availability on the note at December 31, 2010.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The notes in the aggregate principal amount of $750,000 owed to four investors with maturity dates between May and June were paid off on June 30 by issuing 4 new notes with aggregate principal amount of $926,142 (the accrued interest was included in the new notes). The new notes have a 36 month maturity. These notes bear interest at a range from 6% to 16% per annum. Three of these notes with a total principal amount of $592,933 are callable by holder anytime after January 1, 2012. A total of 6,332,089 of new shares of common stock were issued to these four debt holders in connection with the new debt issuance. The fair market value of the stock issued ($466,567) was recorded as a discount to these notes payable and will be amortized over the life of the notes. The $5 million revolving note with a principal outstanding balance as of June 30, 2010 of $1,591,338 was restructured such that it now bears interest at a rate of 10.25% per annum and matures on January 1, 2015. A warrant for the purchase of 25,000,000 shares of our common stock at an exercise price of $.01 was issued to this debt holder. The fair market value of this warrant, $1,750,000 was booked as additional paid in capital and as interest expense warrant. We also converted $1,659,277 of related party payables owed to Richard Pearce and Jeremy Alcamo into notes bearing interest at a rate of 10% that are callable with 366 days notice which classifies them as long term debt. Upon the occurrence of: (i) a change in ownership of twenty percent (20%) or more of our outstanding shares of common stock, (ii) our consummation of  a debt or equity financing or any combination thereof and our receipt of  gross proceeds of Five Million Dollars ($5,000,000) or more from such financing, or (iii) our termination of our employment agreement with Richard Pearce or Jeremy Alcamo then, and upon the happening of any such event, Richard Pearce or Jeremy Alcamo at their option shall have the right to immediately seek payment of the entire amount due and payable with interest thereon.

Transactions involving notes payable subsequent to December 31, 2010 are set forth in Note 10. Subsequent Events.

6.	Income Taxes

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Current year and accumulated deferred tax benefit at the effective combined Federal and state income tax rate of 37.25% is $22,200,000 and a valuation allowance has been set up for the full amount because it is “more likely than not” that the accumulated deferred tax benefit will not be realized in the future.

The following table sets forth the components of estimated net deferred tax assets as of December 31, 2010 and 2009.

	2010	2009
Deferred tax assets
NOL expense (benefit)	$26,216,000	$22,200,000
Less: valuation allowance	(26,216,000)	(22,200,000)
Net deferred tax asset	$-	$-

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

A reconciliation of estimated income tax expense at the statutory combined Federal and state income tax rate for the years ended December 31, 2010 and 2009 is as follows:

	2010			2009
Income tax expense combined rate	$3,731,000	37.25%		$1,820,000	37.25%
Impairment
Tax amortization	285,000	2.9%		285,000	5.83%
Increase in valuation allowance	(4,016,000)	(40.15	) %	(2,105,000)	(43.08	) %
Income tax expense	$-			$-

The Company has not filed tax returns since its inception.  The Company is in the process of preparing past tax returns and does not believe that it will be exposed to any risk of penalty or forfeiture of NOLs.

7.	Stockholders’ Equity

Issuances of Common Stock

The Company issued 58,670,000 shares of common stock throughout 2009 in exchange for $2,983,510 in cash at prices ranging from $0.032 to $0.10 per share.  Also included with the sales of common stock were 58,760,000 warrants described in detail below.  The Company recorded a warrant liability of $1,794,870, and the remaining proceeds of $1,188,640 was recorded as common stock and additional paid in capital.

The Company issued 8,670,000 shares of common stock from May to December 2009 related to services provided by vendors.  The shares were valued at prices ranging from $0.08 to $0.21 per share and were collectively valued at $1,008,376.

The Company issued 16,300,000 shares of common stock during 2009 in order to pay off or pay down notes payable and accrued interest.  The common stock was valued at $0.04 to $0.20 per share for 10,300,000 issued in October and December.  The shares were collectively valued at $2,279,000.

Additional Issuances of Stock

Included in the 8,670,000 shares of common stock issued from May to December 2009 related to services provided by vendors, the Company issued 2,750,000 shares of stock to three professional athletes and one agent in exchange for promotion of the company’s products.  The shares were valued from $.08 to $.18 per share for a total compensation expense of $425,000.  The terms of these agreements range from 12 to 24 months.  The earned portion of $49,156 is included in the $1,008,376 noted above.  The remaining unearned portion of $375,844 of these contracts is recorded as a reduction to Stockholders Equity.  In the year ended December 31, 2010 the company issued an additional 1,750,000 shares to a professional athlete and his agent.  The shares were valued at $.08 per share for a total compensation expense of $140,000.  The terms of these agreements are 12 months.  The earned portion of $357,068 was recorded as marketing expense in 2010.  The remaining unearned portion of $158,766 of these contracts is recorded as a reduction to Stockholders Equity.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The Company issued common stock during the twelve months ended December 31, 2010, as set forth below.  The common stock was valued at the fair market value at the date the Company became obligated to issue the shares.

The Company issued 9,130,000 shares of common stock during the twelve months ended December 31, 2010, in exchange for $576,500 in cash at prices ranging from $0.05 to $0.10 per share.

The Company issued 25,000,000 shares of common stock during the twelve months ended December 31, 2010, upon the exercise of options in exchange for $25,000 in cash at a price of $0.01per share.

The Company issued 12,420,891 shares of common stock during the twelve months ended December 31, 2010, related to services provided by vendors.  The shares were valued at prices ranging from $0.06 to $0.13 per share. The shares were collectively valued at $1,156,440.

The Company issued 34,231,749 shares of common stock during the twelve months ended December 31, 2010, in order to pay off or pay down notes payable and accrued interest.  The common stock was valued at $0.06 to $0.13 per share.  The shares were collectively valued at $3,415,905.

The Company issued 16,065,419 shares of common stock during the twelve months ended December 31, 2010, related to the issuance of debt.  The shares were valued from $0.08 to $0.12 per share and collectively valued at $1,373,900.

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

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The Company issued 14,750,000 Warrants exercisable for a maximum of 29,500,000 shares of common stock from August to December 2009 in conjunction with the sale of common stock at $0.05 per Unit, each Unit consisting of a share of common stock and a Warrant which expire between November 15, 2010 and March 15, 2011.  In the event that the average trading price exceeds $0.15 per share in the three-month period between the 12th and 15th months following the issue date of the Warrants (the “Measurement Period”), the Warrants may be redeemed by the Company at a nominal amount.  In the event that the average trading price does not exceed $0.15 per share during the Measurement Period, the Warrant may be exercised by the holder.  The Warrant is redeemable into the number of shares that would need to be issued to cause the holder to have achieved an average selling price of $0.15 per share had they sold their shares during the Measurement Period. The warrants are exercisable at an exercise price of $0.00 no additional funds need be provided by the holders in order to exercise the warrants and to obtain the underlying shares once the milestone set forth above that allows for exercise is met. As the Measurement Period has not yet passed, the number of shares of common stock for which the Warrants may be redeemed is not yet determinable. For example if the average trading price of our common stock for the three-month period following the 12th month was $.10 the warrant holder is due $.05 of stock value.  Therefore they would be issued an additional  ½ shares of common stock ($.05 due / $.10 average value =  ½.)  If the average trading price of our common stock for the three-month period following the 12th month was $.20 the warrant holder is due no additional stock value.  Therefore no additional shares of stock would need to be issued.  If the average trading price of our common stock for the 60 days following the 24th month was $.03 the warrant holder is due $.12 of stock value.  Therefore, because of the two share maximum, they would be issued an additional 2 share of common stock ($.12 due / $.03 average value = 4 reduced to 2 because of maximum.)

During 2010 2 million shares were issued in satisfaction of one warrant that reached maturity.  Also during 2010 nine warrants were purchased by the company for $9 because the stock traded above the target rate in excess of the required days during the life of the warrant.  This leaves the total warrants outstanding at 19,230,000 exercisable for a maximum of 38,460,000 shares of common stock.

The warrant holders will receive restricted shares of common stock upon exercise of their warrants; however following exercise they will be entitled to piggyback registration rights under certain specified circumstances.

In June 2010, the Company issued a Warrant to one of its debt holders in conjunction with the restructuring of its debt. The Warrant is exercisable for 25,000,000 shares of the Company’s common stock at an exercise price of $.01 per share.  The Warrant contains a limitation on exercise that provides that the holder cannot exercise the warrant if such exercise would cause the holder to own in excess of 4.99% of the outstanding shares of common stock of the Company.  Such limitation can be waived by the holder upon 60 days notice.  The debt holder exercised all 25 million shares in 2010.

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

Transactions involving common stock subsequent to December 31, 2010, are set forth in Note 10. Subsequent Events.

8.	Share Based Compensation Expense

The Company recognizes expense associated with shares issued for services over the service period. The shares are valued based upon the fair value of the common stock on the date that the Company becomes obligated to issue the shares.  Expenses associated with shares issued for services are as follows:

	Twelve months ended Dec 31,
	2010	2009
General and administrative	$1,156,440	$597,338
Sales and marketing	357,068	35,204
	$1,513,508	$632,542

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

9.	Related Party Transactions

The Company had related party payables of $637,392 and $1,659,277 at December 21, 2010 and December 31, 2009, respectively consisting primarily of deferred salaries payable and royalties payable to its officers.  In June of 2010 $1,650,841 of related party payables were converted into two notes callable with 366 days notice and earning 10% interest.  The Company is party to a royalty agreement with two of the Company’s officers whereby the officers are entitled to receive $0.05 per cap for each bottle cap sold.  The bottle cap is a specialized cap that contains the vitamin supplements in the Company’s functional water system.  The officers collectively deferred $667,672 and $513,247 in salaries and $13,648 and $13,376 in royalties during the twelve months ended December, 2010 and 2009, respectively.  The related party payables are non-interest bearing and due on demand.

10.	Subsequent Events

Subsequent to December 31, 2010, the Company issued common stock as follows:

			Additional
		Common	Paid in
	Shares	Stock	Capital	Amount
For conversion of debt	23,250,000	$23,250	$1,599,250	$1,622,500
In conjunction with debt offering	3,050,000	3,050	189,450	192,500
In exchange for services	15,946,070	15,946	994,615	1,010,561
	42,246,070	$42,246	$2,783,315	$2,825,561

Subsequent to year-end we entered into a $10 million equity funding facility with Centurion Private Equity, LLC. This facility gives us the right to sell shares of our common stock to Centurion at a price determined by the current market. These sales are limited by our trading volume and price limitations determined by the Company and there can be no assurance that we will be able to use such facility. We have reserved 40 million shares of common stock for this facility. This line will not be available until a filing of an S-1 to register these shares is completed.

Subsequent to year-end we received advances on our revolving line of credit in the amount of $325,500.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, in Wheat Ridge, Colorado, on March 31, 2011.

DC BRANDS INTERNATIONAL, INC.

By:	/s/ Richard Pearce
Richard Pearce, Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Pearce	Chairman and Chief Executive Officer	March 31, 2011
Richard Pearce	(Principal Executive Officer)

/s/ Bob Armstrong	Chief Financial Officer	March 31, 2011
Bob Armstrong	(Principal Accounting Officer)

/s/ Jeremy Alcamo	Executive Vice President and Director	March 31, 2011
Jeremy Alcamo

/s/ Wade Brantley	Director	March 31, 2011
Wade Brantley

/s/ Peter Papilion	Director	March 31, 2011
Peter Papilion

Exhibit No.	Description
3.1	Articles of Incorporation filed on April 29, 1998 (1)
3.2	By-laws (1)
3.3	Articles of Amendment filed on August 23, 2004 (1)
3.4	Articles of Amendment filed on December 3, 2004 (1)
3.5	Articles of Amendment filed on January 31, 2006 (1)
3.6	Certificate of Designations for Series A Preferred Stock filed on May 21, 2007 (1)
3.7	Articles of Amendment filed on August 31, 2007 (1)
3.8	Certificate of Correction to Certificate of Designations filed on May 6, 2010 (1)
3.9	Articles of Amendment filed on July 9, 2010 (3)
4.1	Form of Warrant for purchase of up to 4,000,000 shares of common stock (1)
4.2	Form of Warrant for purchase of up to 2,000,000 shares of common stock (1)
4.3	Form of Warrant for purchase of up to 25,000,000 shares of common stock
4.4	Form of Promissory Note
10.1	License Agreement, dated as of January 1, 2008, between the Company and Richard Pearce and Jeremy Alcamo (1)
10.2	Employment Agreement, dated October 10, 2004, between the Company and Richard Pearce (1)
10.3	Exchange Agreement, dated as of June 8, 2007, between the Company and Richard Pearce (1)
10.4	Exchange Agreement, dated as of March 24, 2008, between the Company and Richard Pearce (1)
10.5	Employment Agreement, dated as of May 1, 2010, between the Company and Jeremy Alcamo (1)
10.6	Endorsement Agreement, dated October 21, 2009, between the Company and Chris Andersen (2)
10.7	Sales Representative Contract, dated as of March 15, 2010, between the Company and Acosta, Inc. (2)
10.8	Purchase and Sale Agreement, dated as of June 4, 2010, between the Company and Liquid Capital Exchange, Inc. (2)
10.9	Investment Agreement, dated as of Janaury 31, 2011, between the Company and Centurion Private Equity, LLC (4)
10.10	Registration Rights Agreement, dated as of January 31, 2011, between the Company and Centurion Private Equity, LLC (4)
14	Code of Conduct (5)
21.1 31.1 31.2 32.1 32.2
List of Subsidiaries (1)
Certification pursuant to Rule 13a-14(a)/15d-14(a) (5)
Certification pursuant to Rule 13a-14(a)/15d-14(a) (5)
Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(5)
Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(5)

_________________________

(1)	Incorporated herein by reference to the Company’s registration statement filed on Form S-1 with the Securities and Exchange Commission on May 10, 2010.

(2)	Incorporated herein by reference to Amendment No. 1 to the Company’s registration statement filed on Form S-1/A with the Securities and Exchange Commission on June 22, 2010.

(3)	Incorporated herein by reference to Amendment No. 2 to the Company’s registration statement filed on Form S-1/A with the Securities and Exchange Commission on July 14, 2010.

(4)	Incorporated herein by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2011

(5)	Filed herewith