Form 10-Q
period 2011-03-31
DC BRANDS INTERNATIONAL INC
filed 2011-05-16
CIK 1393463

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - Q
_______________________________

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 350,913,849 shares of common stock, $.001 par value per share, as of May 16, 2011.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

DC BRANDS INTERNATIONAL, INC.

i

ITEM 1. FINANCIAL STATEMENTS

DC BRANDS INTERNATIONAL, INC.

Consolidated Financial Statements

As of March 31, 2011 and 2010

(Unaudited)

DC Brands International, Inc.

Consolidated Balance Sheets

As of March 31, 2011 and December 31, 2010

	March 31,	December 31,
	2011	2010
		(Audited)

Assets
Current assets
Cash and cash equivalents	$30,529	$23,234
Accounts receivable	88,839	72,857
Inventory	227,262	305,307
Total current assets	346,630	401,398

Property and equipment, net	87,943	109,418

Total assets	$434,573	$510,816

Liabilities
Current liabilities
Accounts payable	$212,737	$388,447
Accrued interest payable	460,162	330,723
Accrued liabilities	637	637
Related party payable	810,299	637,392
Warrant liability	1,538,400	1,448,400

Short-term notes payable and current portion of long-term debt (Net of Unamortized Discount of $0 in 2011 and $0 in 2010)	1,295,615	1,301,074
Total current liabilities	4,317,850	4,106,673
Long-term debt to related party	1,650,841	1,650,841
Long-term debt (Net of Unamortized Discount of $1,016,111 in 2011 and $919,624 in 2010)	2,837,801	2,673,559
Total liabilities	8,806,492	8,431,073

Stockholders’ de ficit
Preferred Stock, $0.001 par value; 25,000,000 shares authorized
Series A Preferred Stock, 100,000 shares authorized, shares issued and outstanding - 91,111 shares in 2011 and 2010	91	91
Common Stock, $0.001 par value; 500,000,000 shares authorized, shares issued and outstanding - 344,413,849 in 2011 and 302,167,779 in 2010	344,414	302,168
Additional paid in capital	74,649,252	71,965,937
Issuances in exchange for promotional consideration	(110,026)	(158,776)
Accumulated deficit	(83,255,650)	(80,029,677)
Total stockholders’ deficit	(8,371,919)	(7,920,257)

Total liabilities and stockholders’ deficit	$434,573	$510,816

The accompanying notes are an integral part of these unaudited financial statements.

DC Brands International, Inc.

Consolidated Statements of Operations

For the Three Months Ended March 31, 2011 and 2010

(unaudited)

	Three Months Ended March 31,
	2011	2010
Net Revenues, net	$128,961	$145,935
Cost of goods sold	72,554	129,638
Gross margin	56,407	16,297

Operating Expenses
General and administrative (includes share based compensation of $827,092 in 2011 and $16,796 in 2010)	1,304,707	631,543
Sales and marketing (includes share based compensation of $232,219 in 2011 and $35,204 in 2010)	430,019	278,936
Depreciation	21,475	21,475
Total operating expenses	1,756,201	931,954
Loss from operations	(1,699,794)	(915,657)

Other Expense
Interest expense	275,679	282,082
Interest expense - warrant liability	90,000	323,000
Loss on retirement of debt	1,160,500	133,629
Total other expense	1,526,179	738,711

Net Loss	$(3,225,973)	$(1,654,368)

Weighted average number of common shares outstanding	323,290,814	207,514,720

Basic and diluted net loss per common share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

DC Brands International, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2011 and 2010

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash used in operating activities
Net loss	$(3,225,973)	$(1,654,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,475	21,475
Common stock issued for services	1,059,311	144,500
Loss on retirement of debt	1,160,500	133,629
Amortization of debt discount	94,860	144,461
Changes in operating assets and liabilities:
Accounts receivable	(15,982)	86,724
Inventory	78,045	(108,274)
Accounts payable	(175,710)	(79,463)
Accrued interest payable	172,168	69,674
Accrued liabilities	-	(1,846)
Related party payable	172,907	123,011
Warrant liability	90,000	323,000
Net cash used in operating activities	(568,399)	(797,477)
Cash used in investing activities
Purchase of property and equipment	-	(8,303)
Net cash used in investing activities	-	(8,303)
Cash provided by financing activities
Proceeds from issuance of common stock	-	352,000
Proceeds from notes payable	580,500	754,000
Payment on notes payable	(4,806)	(112,577)
Net cash provided by financing activities	575,694	993,423
Net increase in cash and cash equivalents	7,295	187,643
Cash and cash equivalents
Beginning of period	23,234	81,362
End of period	$30,529	$269,005

Supplemental Disclosure of Noncash Investing and Financing Activities
Notes payable paid throught the issuance of stock	$1,579,771	$456,000
Common stock issued for retirement of debt and accrued int	$1,522,500	$-
Common stock as discount in connection with debt offering	$192,500	$260,000
Supplemental Disclosure
Interest paid	$8,653	$79,894

The accompanying notes are an integral part of these unaudited financial statements.

DC Brands International, Inc.

Consolidated Statement of Stockholders’ Deficit

For the Three Months Ended March 31, 2011

	Series A Preferred				Additional			Total
	Stock		Common Stock		Paid in	Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issuances	Deficit	Deficit
Balance, Dec 31, 2010	91,111	$91	302,167,779	$302,168	$71,965,937	$(158,776)	(80,029,677)	$(7,920,257)
Common stock issued in exchange for services			15,946,070	15,946	994,615	48,750		1,059,311
Common stock issued in exchange for retirement of debt			23,250,000	23,250	1,499,250			1,522,500
Common stock issued in conjunction with debt offering			3,050,000	3,050	189,450			192,500
Net loss							(3,225,973)	(3,225,973)
Balance, Mar 31, 2011	91,111	$91	344,413,849	$344,414	$74,649,252	$(110,026)	(83,255,650)	$(8,371,919)

The accompanying notes are an integral part of these unaudited financial statements.

1.	Business and Significant Accounting Policies

The Company

DC Brands International, Inc. (“DC Brands” or the “Company”) was incorporated under the laws of Colorado in 1998 as Telemerge Holding Corp. and changed its name to DC Brands International, Inc. in 2004.  DC Brands specializes in the manufacture, marketing and distribution of health related products that utilize natural botanicals, vitamins, minerals and supplements and are aimed at maximizing the full potential of the body.    The Company’s current focus is on the sale of products under its H.A.R.D. Nutrition label.  The Company currently has two distinct types of products sold under its H.A.R.D. Nutrition logo; Functional Water Systems and nutritional supplements.  The Company’s products are sold to consumers, primarily through retail outlet distribution.  The Company’s products were distributed principally in the state of Colorado during 2011 and 2010.

Financial Condition

The Company has incurred significant losses and negative cash flows since its inception.   In addition, the Company had negative working capital (current assets less current liabilities) at March 31, 2011.  The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing.  There can be no assurance given that it will be successful in its efforts to raise capital or if successful that they were be on terms that are favorable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis of Presentation

These statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.   The accompanying financial statements should be read in conjunction with DC Brands’ consolidated financial statements for the years ended December 31, 2010 and 2009 filed in the Company’s Form 10K dated March 31, 2011, which includes all disclosures required by accounting principles generally accepted in the United States of America, or GAAP. The results of operations for the periods ended March 31, 2011 and 2010 are not necessarily indicative of expected operating results for the full year.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries DC Nutrition, Inc. and DC Brands, LLC (inactive).  All material intercompany transactions and balances have been eliminated.

Secret Shopper Program

Our secret shopper program was initially conducted by the Company itself in 2009 using Company funds for repurchases.  Accordingly, we reversed sales for those products that we purchased, reversed the cost of goods sold for those products that we purchased and recorded a marketing expense for the amount of money used to repurchase the products as well as the amount of money used to retool the products.  Commencing 2010, we did not repurchase any products; however our Chief Executive Officer used approximately $35,000 of his own funds to repurchase products.   The only cost incurred by the Company during 2010 in connection with this program was approximately $3,000 for retooling of products that was included in marketing expense, as these products were later used in our marketing events.  There were no expenditures for the program in 2011.

DC Brands International, Inc
Secret Shopper Program

	Period Ended
		12/31/2009	12/31/10
Sales Reversed	$	$74,584
COGS Reversed	$	$47,105
Marketing Expense Recorded	$	$53,997
Product by CEO	$		$35,000

Credit Risk and Customer Concentrations

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions.  Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of accounts receivable.

As of March 31, 2011, one customer represented 51% and a second customer represented 8% of the Company’s accounts receivable.  Both customers are wholesale distributors, who provided product to the Company’s single largest retail grocery outlet, which represented 47% of the Company’s revenue volume during the three months ended March 31, 2011. Another customer represented 35% of the Company’s accounts receivable who is a wholesale distributor to the company’s second largest retail grocery outlet who services the military market.

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

In January 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding disclosure of the different classes of assets and liabilities, valuation techniques and inputs used, activity in Level 3 fair value measurements, and the transfers between levels. ASU No. 2010-06 is effective for the annual reporting period beginning after December 15, 2009. The Company provided the required disclosures beginning with its Annual Report on Form 10-K for the year ending December 31, 2010. The adoption of the Update did not have  a material impact to the Company’s financial position, results of operations or cash flows.

In February 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”).  The new standard addresses, among other things that an entity that is an SEC filer is no longer required to disclose the date through which subsequent events have been evaluated.  ASU No. 2010-10 is effective upon the issuance of the final Update. The Company has adopted this Update beginning with the Company’s filing of its Registration Statement on Form S-1 for the year ending December 31, 2009. The Company does not anticipate that the adoption of this Update will have a material impact to the Company’s financial position, results of operations or cash flows.

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

During the period ended March 31, 2011, there were several new accounting pronouncements issued by the FASB, the most recent of which was Accounting Standards Update 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

2.	Inventory

Inventory consisted of the following:

	March 31,	December 31,
	2011	2010
Finished goods	$97,847	$174,555
Work in process	78,741	71,358
Raw materials	50,674	59,394
	227,262	305,307
Allowance for obsolescence	-	-
	$227,262	$305,307

3.	Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2011	2010
Leasehold improvements	$14,004	$14,004
Office furniture and fixtures	31,521	31,521
Vehicles	231,970	231,970
Warehouse equipment	103,134	103,134
Computer equipment	75,170	75,170
	455,799	455,799
Accumulated depreciation	(367,856)	(346,381)
	$87,943	$109,418

4.	Commitments and Contingencies

The Company leases office and warehouse space under a non-cancellable operating lease expiring in April 2013.  Future minimum lease payments under the lease are as follows:

        Years Ending December 31,

Remaining 9 months of 2011	$152,962
2012	$206,832
2013	$69,260

Minimum salary commitments under contracts with the Company’s CEO and Executive Vice-President are as follows:

Years Ending December 31,

Remaining 9 months of 2011	$647,396
2012	$962,812
2013	$1,007,031
2014	$750,000

5.	Notes Payable

A summary of notes payable as of March 31, 2011 is as follows:

	Current	Long Term	Total
1 Note payable, originated in 2004, due in 2006, 6% interest rate, secured by assets of DC Brands, LLC, a wholly owned subsidiary	539,995	-	539,995

1 Note payable originated in 2005, due on demand, non interest bearing, unsecured	242,188	-	242,188

1 Note payable originated in 2005, due on demand, non interest bearing, unsecured	14,500	-	14,500

1 Note payable originated in 2007, due in 2007, 36% interest, unsecured	10,000	-	10,000

1 Notes payable originated in 2007, due in 2008, 24% interest, unsecured	14,266	-	14,266

7 Notes payable, originated in 2008, due at various dates from July to August 2010, 15% interest, unsecured	462,874	-	462,874

1 Note payable, originated in 2010, due January 1, 2015, 10.25% interest, unsecured	-	1,849,937	1,849,937

3 Notes payable, originated in 2010, due July 1, 2013, callable after January 1, 2012 6% interest, unsecured	-	592,933	592,933

1 Note payable, originated in 2010, due July 1, 2013, 16% interest, unsecured	-	333,209	333,209

9 Notes payable, originated in 2010, due at various dates from July to September 2013, 16% interest, unsecured	-	773,333	773,333

3 Notes payable, originated in 2011, due at various dates from Jan to Mar 2014, 16% interest, unsecured	-	305,000	305,000

2 Notes payable, originated in 2007, due in monthly installments, maturing 2011 to 2012, interest from 1.9% to 11% , secured by motor vehicles	11,792	-	11,792

	1,295,615	3,854,412	5,150,027
Unamortized discount	-	(1,016,611)	(1,016,111)

	$1,295,615	$2,838,801	$4,133,916

Related party notes
2 Notes payable, originated in 2010, callable with 366 day notice, 10% interest, unsecured	$-	$1,650,841	$1,650,841

A summary of notes payable as of December 31, 2010 is as follows:

	Current	Long Term	Total
1 Note payable, originated in 2004, due in 2006, 6% interest rate, secured by assets of D C Brands, LLC, a w holly owned subsidiary	541,995	-	541,995

1 Note payable originated in 2005, due on demand, non interest bearing, unsecured	242,188	-	242,188

1 Note payable originated in 2005, due on demand, non interest bearing, unsecured	14,500	-	14,500

1 Note payable originated in 2007, due in 2007, 36% interest, unsecured	10,000	-	10,000

1 Notes payable originated in 2007, due in 2008, 24% interest, unsecured	14,266	-	14,266

7 Notes payable, originated in 2008, due at various dates from July to August 2010, 15% interest, unsecured	462,873	-	462,873

1 Note payable, originated in 2010, due January 1, 2015, 10.25% interest, unsecured	-	1,893,708	1,893,708

3 Notes payable, originated in 2010, due July 1, 2013, callable after January 1, 2012, 6% interest, unsecured	-	592,933	592,933

1 Note payable, originated in 2010, due July 1, 2013, 16% interest, unsecured	-	333,209	333,209

9 Notes payable, originated in 2010, due at various dates from July to September 2013, 16% interest, unsecured	-	773,333	773,333

2 Notes payable, originated in 2007, due in monthly installments, maturing 2011 to 2012, interest from 1.9% to 11%, secured by motor vehicles	15,252	-	15,252

	1,301,074	3,593,183	4,894,257
Unamortized discount	-	(919,624)	(919,624)

	$1,301,074	$2,673,559	$3,974,633

Related party notes
2 Notes payable, originated in 2010, callable with 366 day notice, 10% interest, unsecured	$-	$1,650,841	$1,650,841

As of March 31, 2011 and December 31, 2010, ten notes payable totaling $1,027,134 and ten notes payable totaling $1,029,135, respectively, were past due.  There are no default penalties or fees that may be sanctioned against the Company for not paying the notes upon maturity.  The Company intends to restructure these notes into long-term debt or equity.

The Company settled notes payable and accrued interest payable totaling $362,000 and $600,000 during the three months ended March 31, 2011 and 2010, respectively by issuing 23,250,000 and 3,800,000 shares of common stock during the three months ended March 31, 2011 and 2010, respectively.  The Company valued the shares based upon the closing share price at each retirement date and recorded a loss on retirement of debt of $1,260,500 during the three months ended March 31, 2011, and a loss on retirement of debt of $133,629 during the three months ended March 31, 2010.

The note payable due January 1, 2015 has a face amount of up to $5,000,000 and functions as a revolving line of credit.  There was $3,150,063 of unused availability on the note at March 31, 2011.

Transactions involving notes payable subsequent to March 31, 2011 are set forth in Note 10. Subsequent Events.

6.	Income Taxes

The Company has not filed tax returns since its inception.  The Company is in the process of preparing past tax returns and does not believe that it will be exposed to any risk of penalty or forfeiture of NOLs.

At March 31, 2011 and December 31, 2010, the Company provided a full valuation allowance against any calculated deferred tax asset based on the weight of available evidence, both positive and negative, including the Company’s history of losses, which indicate that it is more likely than not that such benefits will not be realized.

7.	Stockholders’ Equity

Issuances of Common Stock

The Company issued common stock during the three months ended March 31, 2011 as set forth below.  The common stock was valued at the fair market value at the date the Company became obligated to issue the shares.

The Company issued 15,946,070 shares of common stock during the three months ended March 31, 2011 related to services provided by vendors.  The shares were valued at prices ranging from $0.08 to $0.05 per share and were collectively valued at $1,010,561.

The Company issued 23,250,000 shares of common stock during the three months ended March 31, 2011 in order to pay off or pay down notes payable and accrued interest.  The common stock was valued at prices ranging from $0.08 to $0.05 per share.  The shares were collectively valued at $1,522,500

The Company issued 3,050,000 shares of common stock during the three months ended March 31, 2011 related to the issuance of debt.  The shares were valued at prices ranging from $0.08 to $0.05 per share. The shares were collectively valued at $192,500.

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

Transactions involving common stock subsequent to March 31, 2011 are set forth in Note 10. Subsequent Events.

8.	Share Based Compensation Expense

The Company recognizes expense associated with shares issued for services over the service period.  The shares are valued based upon the fair value of the common stock on the date that the Company becomes obligated to issue the shares.  Expenses associated with shares issued for services are as follows:

	Three months ended March 31,
	2011	2010
General and administrative	$827,092	$16,796
Sales and marketing	232,219	35,204
	$1,059,311	$52,000

9.	Related Party Transactions

The Company had related party payables of $810,299 and $637,392 at March 31, 2011 and December 31, 2010, respectively consisting of an officer advance payable, deferred salaries payable, and royalties payable to its officers. The Company is party to a royalty agreement with two of the Company’s officers whereby the officers are entitled to receive $0.05 per cap for each bottle cap sold. The bottle cap is a specialized cap that contains the vitamin supplements in the Company’s functional water system. The officers collectively deferred $189,135 and $171,250 in salaries and $2,446 and $7,320 in royalties during the three months ended March 31, 2011 and 2010, respectively. The Company repaid $18,674 and $55,559 of the officer advance during the three months ended March 31, 2011 and 2010, respectively. The related party payables are non-interest bearing and due on demand.

10.	Subsequent Events

Subsequent to March 31, 2011, the Company issued common stock as follows:

			Additional
		Common	Paid in
	Shares	Stock	Capital	Amount
In exchange for services	6,500,000	$6,500	$233,500	240,000
	6,500,000	$6,500	$233,500	$240,000

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

General

The following analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2011 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2010 and the other information set forth in our Form 10-K filed with the Securities and Exchange Commission.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Overview

We have only recently commenced operations and have only recently began sales of our H.A.R.D. Nutrition Functional Water System. From our inception to March 31, 2011, we had incurred an accumulated deficit of $83,255,650. Our accumulated deficit through March 31, 2011 is primarily attributable to our issuance of stock compensation.

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

Results of Operations

Quarter ended March 31, 2011 Compared to quarter ended March 31, 2010

Revenue- During the quarter ended March 31, 2011, we generated revenue of $128,961, a substantial portion of which was attributable to the sale of our H.A.R.D, Nutrition Functional Water System which commenced in August 2009.  This represented a 12% decrease from the prior year.  During the same period of 2010, we had revenue of $145,935.  Our gross margin increased from $16,927 for the quarter ended March 31, 2010 to $56,408 for the quarter ended March 31, 2011. Our cost of goods sold decreased approximately 44% to $72,554 for the quarter ended March 31, 2011 from $129,638 for the quarter ended March 31, 2010. The decrease in the cost of goods sold was attributable to an increase in production efficiencies.    Sales of our H.A.R.D, Nutrition Functional Water System and H.A.R.D. Nutrition supplements accounted for 87% and 13% respectively of our revenue for the quarter ended March 31, 2011.

Expenses- Our total operating expenses, excluding depreciation and amortization, for the quarter ended March 31, 2011 were $1,734,726 as compared to $910,479 for the quarter ended March 31, 2010.

General and administrative expenses were $1,304,707 and $631,543 for the quarters ended March 31, 2011 and March 31, 2010, respectively and included salaries, legal, accounting and other professional fees and occupancy related expenses.  Included in general and administrative expenses was stock based compensation expense for services provided by vendors and employees of $827,092 for the quarter ended March 31, 2011. The remaining general and administrative expenses $477,615 for the quarter ended March 31, 2011 included $267,743 for salaries, $48,615 for legal accounting and other professional expenses and $38,027 for occupancy related expenses. Included in general and administrative expenses was stock based compensation expense for services provided by vendors and employees of $16,796 for the quarter ended March 31, 2010. The remaining general and administrative expenses $614,747 for the quarter ended March 31, 2010 included $305,571 for salaries, $184,288 for legal accounting and other professional expenses and $63,600 for occupancy related expenses.

Sales and marketing consisted of advertising and other promotional expenses. Sales and marketing expenses were $430,019 and $278,936 for the quarters ended March 31, 2011 and March 31, 2010, respectively and included stock based compensation for services provided by vendors and employees of $232,319 and $35,204 for the quarters ended March 31, 2011 and 2010 respectively.  The remaining sales and marketing expenses, $197,800 for the quarter ended March 31, 2011 included $0 for advertising.  The remaining sales and marketing expenses, $243,732 for the quarter ended March 31, 2010 included $171,966 for advertising.

Interest expense for the quarter ended March 31 2011 decreased 2% to $275,679 from $282,082 for the quarter ended March 31, 2010 In addition, interest expense related to the warrant liability of $90,000 was recognized during the three months ended March 31, 2011 compared to $323,000 that was recognized during the three months ended March 31, 2010.

Net loss for the quarter ended March 31, 2011 increased 95% to $3,225,973 as compared to $1,654,368 for the quarter ended March 31, 2010 and was primarily attributable to an increases in loss on the retirement of debt of $1,160,500 during the three months ended March 31, 2011 in comparison to a loss on retirement of debt of $133,629 during the three months ended March 31, 2010.

Liquidity and Capital Resources

Revenues

At March 31, 2011 we had cash and cash equivalents of $30,529 as compared to $23,234 at December 31, 2010.  Our working capital deficit at March 31, 2011 was $3,971,220 and at December 31, 2010 was $3,705,275.

For the three months ended March 31, 2011 our cash used in operating activities was $568,399.  Our primary sources and uses of cash from operating activities for the period were losses from operations, common stock issued for services, loss on retirement of debt, depreciation and amortization and amortization of debt discount of $ 811,782 together with an increase in inventory.

Net cash provided by financing activities for the three months ended March 31, 2011 was $575,694 which included $580,500 from the issuance of notes offset by a payment on notes payable of $4,806

Current and Future Financing Needs

We have incurred an accumulated deficit of $83,255,650 through March 31, 2011. We have incurred negative cash flow from operations since we started our business. At March 31, 2011, we had short term and long term debt of $4,133,416. We have no commitment for additional funding other than the factoring arrangement and the $10 million equity financing agreement that we have entered into. In addition, we have lease commitments of $152,962, $206,832 and $69,260 for the remainder of 2011, 2012 and 2013. We also have minimum salary commitments for compensation to our Chief Executive Officer and Executive Vice President in accordance with the terms of their employment agreements that range from $647,396 to $1,007,031. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our advertising and marketing campaign,  and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements for the next few months. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we may need to raise additional funds, whether through a stock offering or otherwise.

We also have note payable commitments with respect to various notes payable issued to unaffiliated third parties who are accredited investors. A summary of notes payable as of March 31, 2011 is as follows: At March 31, 2011 we had 31 notes outstanding, twelve of the notes or 25% of the aggregate principal balance were either past due or due on demand.    Two notes in the aggregate principal amount of $256,688 are non interest bearing and are due on demand.  To date, no demand for payment has been made.  Three notes in the aggregate principal amount of $564,261 bearing interest at a range from 6% to 36% are past due and to date no demand for payment has been made.  Notes in the aggregate principal amount of $462,873 bearing interest at a rate of 15% are owed to 7 investors in our private placements and payment is overdue. To date no demand for payment has been made.  Notes in the aggregate principal amount of $ $926,142 owed to four investors with a maturity date of July 1, 2013. These notes bear interest at a range from 6% to 16% per annum. Three of these notes with a total principal amount of $592,933 are callable by holder anytime after January 1, 2012. A total of 6,332,089 of new shares of common stock were issued to these four debt holders in connection with the debt restructuring. The $5 million revolving note with a principal outstanding balance as of March 31, 2011 of $1,849,937 was restructured as of June 30, 2010 such that it now bears interest at a rate of 10.25% per annum and matures on January 1, 2015.  A warrant for the purchase of 25,000,000 shares of our common stock at an exercise price of $.01 was issued to this debt holder.   The Company also converted $1,650,840 of related party payables owed to Richard Pearce and Jeremy Alcamo into notes with an aggregate principal amount of $1,650,840 bearing interest at a rate of 10% that are callable with 366 days notice which classifies them as long term debt.  Upon the occurrence of: (i) a change in ownership of twenty percent (20%) or more of our outstanding shares of common stock, (ii) our consummation of  a debt or equity financing or any combination thereof and our receipt of  gross proceeds of Five Million Dollars ($5,000,000) or more from such financing, or (iii) our termination of our employment agreement with Richard Pearce or Jeremy Alcamo  Richard Pearce or Jeremy Alcamo at their option shall have the right to immediately seek payment of the entire amount due and payable with interest thereon. Notes in the aggregate principal amount of $ $773,333 owed to nine investors with a maturity dates from July to September 2013. These notes bear interest at 16% per annum.  A total of 7,733,330 of new shares of common stock were issued to these eight debt holders in connection with the debt issuance. Notes in the aggregate principal amount of $ $305,000 owed to three investors with a maturity dates from January to March 2014. These notes bear interest at 16% per annum.  A total of 3,050,000 of new shares of common stock were issued to these three debt holders in connection with the debt issuance.

Two notes in the aggregate principal amount of $11,792 bear interest at a rate of 11% and the principal amount outstanding is payable by June 30, 2011.

A summary of notes payable as of March 31, 2011 is as follows:

	Current	Long Term	Total
1 Note payable, originated in 2004, due in 2006, 6% interest rate, secured by assets of D C Brands, LLC, a wholly owned subsidiary	539,995	-	539,995

1 Note payable originated in 2005, due on demand, non interest bearing, unsecured	242,188	-	242,188

1 Note payable originated in 2005, due on demand, non interest bearing, unsecured	14,500	-	14,500

1 Note payable originated in 2007, due in 2007, 36% interest, unsecured	10,000	-	10,000

1 Notes payable originated in 2007, due in 2008, 24% interest, unsecured	14,266	-	14,266

7 Notes payable, originated in 2008, due at various dates from July to August 2010, 15% interest, unsecured	462,874	-	462,874

1 Note payable, originated in 2010, due January 1, 2015, 10.25% interest, unsecured	-	1,849,937	1,849,937

3 Notes payable, originated in 2010, due July 1, 2013, callable after January 1, 2012, 6% interest, unsecured	-	592,933	592,933

1 Note payable, originated in 2010, due	-	333,209	333,209
July 1, 2013, 16% interest, unsecured

9 Notes payable, originated in 2010, due at various dates from July to September 2013, 16% interest, unsecured	-	773,333	773,333

3 Notes payable, originated in 2011, due at various dates from Jan to Mar 2014, 16% interest, unsecured	-	305,000	305,000

2 Notes payable, originated in 2007, due in monthly installments, maturing 2011 to 2012, interest from 1.9% to 11%, secured by motor vehicles	11,792	-	11,792

	1,295,615	3,854,412	5,150,027
Unamortized discount	-	(1,016,611)	(1,016,111)

	$1,295,615	$2,838,801	$4,133,916

Related party notes
2 Notes payable, originated in 2010, callable with 366 day notice , 10% interest, unsecured	$-	$1,650,841	$1,650,841

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2011 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information sets forth certain information with respect to all securities which we have sold during the past quarter. We did not pay any commissions in connection with any of these sales.

In January through March 2011 we issued to seventeen individuals 15,946,070 shares of our common stock in consideration of services rendered. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  The offering did not involve any general solicitation or advertising by us.  The holder acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

In January through March 2011 we issued to three individuals an aggregate of 3,050,000 shares of our common stock in conjunction with our issuance of notes having maturities of 36 months.  These securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and the safe harbor afforded by Rule 506 of Regulation D under the Act.  The offering did not involve any general solicitation or advertising by us.  Each individual acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

In January through March 2011we issued to two individuals an aggregate of 23,250,000 shares of our common stock in conjunction with paydown of debt.  These securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and the safe harbor afforded by Rule 506 of Regulation D under the Act.  The offering did not involve any general solicitation or advertising by us.  Each individual acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

Subsequent to March 31, 2011 we issued to two groups 6,500,000 shares of our common stock in consideration of services rendered. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  The offering did not involve any general solicitation or advertising by us. The holder acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

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

DATE: May 16, 2011	DC BRANDS INTERNATIONAL, INC. (Registrant)

	By:	/s/Richard Pearce
Richard Pearce President and Chief Executive Officer (Principal Executive Officer)