Form 10-Q/A
period 2011-03-31
DC BRANDS INTERNATIONAL INC
filed 2011-05-26
CIK 1393463

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

Amendment No. 1 to
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

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

Explanatory Note

This Amendment No. 1 to the Quarterly  Report on Form 10-Q for the quarter ended March 31, 2011 is being filed to reflect a change on the front cover to check off that the registrant has filed all of their required reports.

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

DATE: May 26, 2011	DC BRANDS INTERNATIONAL, INC. (Registrant)

	By:	/s/Richard Pearce
Richard Pearce President and Chief Executive Officer (Principal Executive Officer)