Form 10-Q
period 2011-06-30
DC BRANDS INTERNATIONAL INC
filed 2011-08-15
CIK 1393463

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - Q
_______________________________

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 40,397,385 shares of common stock, $.001 par value per share, as of August 15, 2011. This number reflects a 10-1 reverse split that was effective July 28, 2011

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

DC BRANDS INTERNATIONAL, INC.

ITEM 1. FINANCIAL STATEMENTS

DC BRANDS INTERNATIONAL, INC.

Consolidated Financial Statements
As of June 30, 2011 and 2010
(Unaudited)

DC Brands International, Inc.

Consolidated Balance Sheets

As of June 30, 2011 and December 31, 2010

	June 30	December 31,
	2011	2010
		(Audited)

Assets
Current assets
Cash and cash equivalents	$103,434	$23,234
Accounts receivable	78,772	72,857
Inventory	180,451	305,307
Total current assets	362,657	401,398

Property and equipment, net	61,341	109,418

Total assets	$423,998	$510,816

Liabilities
Current liabilities
Accounts payable	$260,774	$388,447
Accrued interest payable	596,744	330,723
Accrued liabilities	637	637
Related party payable	949,038	637,392
Warrant liability	-	1,448,400
Short-term notes payable and current portion of long-term debt	2,256,765	1,301,074
Total current liabilities	4,063,958	4,106,673
Long-term debt to related party	1,650,841	1,650,841
Long-term debt (Net of Unamortized Discount of $1,106,111 in 2011 and $919,624 in 2010)	2,655,168	2,673,559
Total liabilities	8,369,967	8,431,073

Stockholders' deficit
Preferred Stock, $0.001 par value; 25,000,000 shares authorized
Series A Preferred Stock, 100,000 shares authorized; shares issued
and outstanding - 91,111 shares in 2011 and 2010	91	91
Series B Preferred Stock, 2,500 shares authorized; shares issued
and outstanding - 70 shares in 2011 and 0 shares in 2010	383,790	-
Common Stock, $0.001 par value; 500,000,000
shares authorized; shares issued and outstanding
- 40,397,385 in 2011 and 30,216,778 in 2010	312,349	302,168
Additional paid in capital	75,537,917	71,965,937
Issuances in exchange for promotional consideration	(62,943)	(158,776)
Accumulated deficit	(84,117,173)	(80,029,677)
Total stockholders' deficit	(7,945,969)	(7,920,257)

Total liabilities and stockholders' deficit	$423,998	$510,816

The accompanying notes are an integral part of these consolidated financial statements.

DC Brands International, Inc.

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2011 and 2010

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Revenues	$174,656	$208,055	$303,617	$353,990
Cost of goods sold	$119,797	$172,543	$192,351	$302,181
Gross margin	54,859	35,512	111,266	51,809

Operating Expenses
General and administrative (includes share based compensation of $222,000 for 3 months and $1,049,092 for six months ended June 30, 2011 and $160,320 for 3 months and $177,116 for six months ended June 30, 2010)	814,612	948,845	2,119,319	1,580,388
Sales and marketing (includes share based compensation of $67,083 for 3 months and $250,552 for six months ended June 30, 2011 and $321,120 for 3 months and $356,326 for six months ended June 30, 2010)	810,106	589,611	1,240,125	868,547
Depreciation and amortization	21,475	21,475	42,950	42,950
Total operating expenses	1,646,193	1,559,931	3,402,394	2,491,885
Loss from operations	(1,591,334)	(1,524,419)	(3,291,128)	(2,440,076)

Other Expense (Income)
Interest expense	307,988	457,315	583,667	739,396
Interest expense - warrant liability	(1,153,800)	587,600	(1,063,800)	882,600
Loss (gain) on retirement of debt	116,000	1,165,862	1,276,500	1,299,491
Total other expense (income)	(729,812)	2,210,777	796,367	2,921,487

Net Loss	$(861,522)	$(3,735,196)	$(4,087,495)	$(5,361,563)

Weighted average number of common shares outstanding	374,193,849	227,714,765	353,070,814	221,769,765

Basic and diluted net loss per common share	$(0.00)	$(0.02)	$(0.01)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

DC Brands International, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2011 and 2010

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash used in operating activities
Net loss	$(4,087,496)	$(5,361,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,950	42,950
Common stock issued for services	1,348,394	718,440
Loss on retirement of debt	1,276,500	1,295,985
Amortization of debt discount	210,385	248,936
Loss on sale of P&E	5,127	-
Changes in operating assets and liabilities:
Accounts receivable	(5,915)	65,058
Inventory	124,856	(6,566)
Accounts payable	(127,673)	(112,429)
Accrued interest payable	376,970	274,555
Accrued liabilities	-	(6,680)
Related party payable	311,646	285,026
Warrant liability	(1,063,800)	882,600
Net cash used in operating activities	(1,588,056)	(1,673,688)
Cash used in investing activities
Purchase of property and equipment	-	(21,287)
Net cash used in investing activities	-	(21,287)
Cash provided by financing activities
Proceeds from issuance of common stock	-	576,500
Proceeds from notes payable	1,703,000	1,077,406
Payment on notes payable	(34,744)	-
Net cash provided by financing activities	1,668,256	1,653,906
Net increase in cash and cash equivalents	80,200	(41,069)
Cash and cash equivalents
Beginning of period	23,234	81,362
End of period	$103,434	$40,293
		0

Supplemental Disclosure of Noncash Investing and Financing Activities
Common stock issued for retirement of debt and accrued int	$1,752,500	$2,088,386
Common stock issued for warrants	$384,600	$-
Discount on common and preferred stock	$576,290	$466,567
Accrued interest converted to common stock	$110,949	$-
Notes payable converted to common stock	$365,051	$-
Supplemental Disclosure
Interest paid	$8,653	$79,894

The accompanying notes are an integral part of these consolidated financial statements.

DC Brands International, Inc.

Consolidated Statement of Stockholders’ Deficit

For the Six Months Ended June 30, 2011

	Series A Preferred						Additional			Total
	Stock		Series B Preferred Stock		Common Stock		Paid in	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issuances	Deficit	Deficit
Balance, Dec 31, 2010	91,111	$91			30,216,778	$302,168	$71,965,937	$(158,776)	$(80,029,678)	$(7,920,258)
Preferred Stock issued with Debt			70	383,790						383,790

Common stock issued in exchange forservices					2,354,607	2,355	1,250,206	95,833		1,348,394
Common stock issued in exchange for retirement of debt					3,675,000	3,675	1,748,825			1,752,500
Common stock issued in conjunction with debt offering					305,000	305	192,195			192,500
Common Stock issued for warrants					3,846,000	3,846	380,754			384,600
Net loss									(4,087,495)	(4,087,495)
Balance, June 30, 2011	91,111	$91	70	$383,790	40,397,385	$312,349	$75,537,917	$(62,943)	(84,117,173)	$(7,945,969)

The accompanying notes are an integral part of these consolidated financial statements.

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

Financial Condition

The Company has incurred significant losses and negative cash flows since its inception.   In addition, the Company had negative working capital (current assets less current liabilities) at June 30, 2011.  The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing.  There can be no assurance given that it will be successful in its efforts to raise capital or if successful that they will be on terms that are favorable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis of Presentation

These statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.   The accompanying financial statements should be read in conjunction with DC Brands’ consolidated financial statements for the years ended December 31, 2010 and 2009 filed in the Company’s Form 10K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 31, 2011, which includes all disclosures required by accounting principles generally accepted in the United States of America, or GAAP. The results of operations for the periods ended June 30, 2011 and 2010 are not necessarily indicative of expected operating results for the full year.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries DC Nutrition, Inc. and DC Brands, LLC (inactive).  All material intercompany transactions and balances have been eliminated.

Secret Shopper Program

Our secret shopper program was initially conducted by the Company itself in 2009 using Company funds for repurchases.  Accordingly, we reversed sales for those products that we purchased, reversed the cost of goods sold for those products that we purchased and recorded a marketing expense for the amount of money used to repurchase the products as well as the amount of money used to retool the products.  Commencing 2010, we did not repurchase any products; however our Chief Executive Officer used approximately $35,000 of his own funds to repurchase products.   The only cost incurred by the Company during 2010 in connection with this program was approximately $3,000 for retooling of products that was included in marketing expense, as these products were later used in our marketing events.  There were no expenditures in 2011.

DC Brands International, Inc

Secret Shopper Program

	Period Ended
	12/31/2008	12/31/2009	12/31/10
Sales Reversed	$-	$74,584
COGS Reversed	$-	$47,105
Marketing Expense Recorded	$-	$53,997
Product by CEO	$-		$35,000

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

As of June 30, 2011, one customer represented 57% and a second customer represented 13% of the Company’s accounts receivable.  Both customers are wholesale distributors, who provided product to the Company’s single largest retail grocery outlet, which represented 57% of the Company’s revenue volume during the six months ended June 30, 2011. Another customer who is a wholesale distributor to the Company’s second largest retail grocery outlet who services the military market represented 24% of the Company’s accounts receivable for the six months ended June 30, 2011.

Recent Accounting Pronouncements

During the period ended June 30, 2011, there were several new accounting pronouncements issued by the FASB the most recent of which was Accounting Standards Update No. 2011-07—Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (a consensus of the FASB Emerging Issues Task Force).  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

2.	Inventory

Inventory consisted of the following:

	June 30,	December 31,
	2011	2010
Finished goods	$93,491	$174,555
Work in process	$43,339	$71,358
Raw materials	$43,621	$59,394
	$180,451	$305,307
Allowance for obsolescence	$-	$-
	$180,451	$305,307

3.	Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31
	2011	2010
Leasehold improvements	$14,004	$14,004
Office furniture and fixtures	31,521	31,521
Vehicles	226,843	231,970
Warehouse equipment	103,134	103,134
Computer equipment	75,170	75,170
	450,672	455,799
Accumulated depreciation	(389,331)	(346,381)
	$61,341	$109,418

4.	Commitments and Contingencies

The Company leases office and warehouse space under a non-cancellable operating lease expiring in April 2013.  Future minimum lease payments under the lease are as follows:

Years Ending December 31,

Remaining 6 months of 2011	$101,975
2012	$206,832
2013	$69,260

Minimum salary commitments under contracts with the Company’s CEO and Executive Vice-President are as follows:

Years Ending December 31,

Remaining 6 months of 2011	$440,625
2012	$962,812
2013	$1,007,031
2014	$750,000

5.	Notes Payable

A summary of notes payable as of June 30, 2011 is as follows:

	Current	Long Term	Total
1 Note payable, originated in 2004, due in 2006,	$538,891	$-	$538,891
6% interest rate, secured by assets of
DC Brands, LLC, a wholly owned subsidiary

1 Note payable originated in 2005, due on demand,	242,188	-	242,188
non interest bearing, unsecured

1 Note payable originated in 2005, due on demand,	14,500	-	14,500
non interest bearing, unsecured

1 Note payable originated in 2007, due in 2007,	10,000	-	10,000
36% interest, unsecured

1 Notes payable originated in 2007, due in 2008,	14,266	-	14,266
24% interest, unsecured

7 Notes payable, originated in 2008,	462,874	-	462,874
due at various dates from July to August
2010, 15% interest, unsecured

2 Notes payable, originated in 2010, due	-	2,029,156	2,029,156
January 1, 2015, 10.25% interest, unsecured

3 Notes payable, originated in 2010, due	592,933	-	592,933
July 1, 2013, callable by Noteholders after
January 1, 2012, 6% interest, unsecured

1 Note payable, originated in 2010, due	-	333,209	333,209
July 1, 2013, 16% interest, unsecured

12 Notes payable, originated in 2010 and 2011, due	-	1,078,333	1,078,333
due at various dates from July 2013 to March 2014,
16% interest, unsecured

3 Notes payable, originated in 2011, due to be	375,000	500,000	875,000
repaid from a portion of gross sales beginning in
Feb 2012, 16% interest, unsecured

2 Notes payable, originated in 2007, due in	6,113	-	6,113
monthly installments, maturing 2011 to 2012, interest
from 1.9% to 11%, secured by motor vehicles

	2,256,765	3,940,698	6,197,463
Unamortized discount	-	(1,285,530)	(1,285,530)

	$2,256,765	$2,655,168	$4,911,933

Related party notes
2 Notes payable, originated in 2010, callable	$-	$1,650,841	$1,650,841
with 366 day notice, 10% interest, unsecured

A summary of notes payable as of December 31, 2010 is as follows:

	Current	Long Term	Total
1 Note payable, originated in 2004, due in 2006, 6% interest rate, secured by assets of D C Brands, LLC, a wholly owned subsidiary	541,995	-	541,995

1 Note payable originated in 2005, due on demand, non interest bearing, unsecured	242,188	-	242,188

1 Note payable originated in 2005, due on demand, non interest bearing, unsecured	14,500	-	14,500

1 Note payable originated in 2007, due in 2007,36% interest, unsecured	10,000	-	10,000

1 Notes payable originated in 2007, due in 2008,24% interest, unsecured	14,266	-	14,266

7 Notes payable, originated in 2008, due at various dates from July to A ugust 2010, 15% interest, unsecured	462,873	-	462,873

1 Note payable, originated in 2010, due January 1, 2015, 10.25% interest, unsecured	-	1,893,708	1,893,708

3 Notes payable, originated in 2010, due July 1, 2013, callable after January 1, 2012 6% interest, unsecured	-	592,933	592,933

1 Note payable, originated in 2010, due July 1, 2013, 16% interest, unsecured	-	333,209	333,209

9 Notes payable, originated in 2010, duedue at various dates from July to September 2013, 16% interest, unsecured	-	773,333	773,333

2 Notes payable, originated in 2007, due in monthly installments, maturing 2011 to 2012, interest from 1.9% to 11% , secured by motor vehicles	15,252	-	15,252

	1,301,074	3,593,183	4,894,257
Unamortized discount	-	(919,624)	(919,624)

	$1,301,074	$2,673,559	$3,974,633

Related party notes
2 Notes payable, originated in 2010, callable w ith 366 day notice, 10% interest, unsecured	$-	$1,650,841	$1,650,841

As of June 30, 2011 and December 31, 2010, ten notes payable totaling $1,026,031 and ten notes payable totaling $1,029,135, respectively, were past due.  There are no default penalties or fees that may be sanctioned against the Company for not paying the notes upon maturity.  The Company intends to restructure these notes into long-term debt or equity.

The Company settled notes payable and accrued interest payable totaling $476,000 and $1,346,273 during the six months ended June 30, 2011 and 2010, respectively by issuing 3,675,000 and 1,870,000 shares of common stock during the six months ended June 30, 2011 and 2010, respectively.  The Company valued the shares based upon the closing share price at each retirement date and recorded a loss on retirement of debt of $1,276,500 during the six months ended June 30, 2011, and a loss on retirement of debt of $1,299,491 during the six months ended June 30, 2010.

The notes payable due January 1, 2015 has a face amount of up to $5,000,000 and functions as a revolving line of credit.  There was $2,970,843 of unused availability on the note at June 30, 2011.

6.	Income Taxes

The Company has not filed tax returns since its inception.  The Company is in the process of preparing past tax returns and does not believe that it will be exposed to any risk of penalty or forfeiture of NOLs.

At June 30, 2011 and December 31, 2010, the Company provided a full valuation allowance against any calculated deferred tax asset based on the weight of available evidence, both positive and negative, including the Company’s history of losses, which indicate that it is more likely than not that such benefits will not be realized.

7.	Stockholders’ Equity

All common shares have been retroactively adjusted for the 10 for 1 reverse stock split authorized by the board on June 27, 2011 and effective July 28, 2011.

Issuances of Common Stock

The Company issued common stock during the six months ended June 30, 2011 as set forth below.  The common stock was valued at the fair market value at the date the Company became obligated to issue the shares.

The Company issued 2,354,607 shares of common stock during the six months ended June 30, 2011 related to services provided by vendors.  The shares were valued at prices ranging from $0.80 to $0.20 per share and were collectively valued at $1,252,561.

The Company issued 3,675,000 shares of common stock during the six months ended June 30, 2011 in order to pay off or pay down notes payable and accrued interest.  The common stock was valued at prices ranging from $0.80 to $0.20 per share.  The shares were collectively valued at $1,752,500

The Company issued 305,000 shares of common stock during the six months ended June 30, 2011 related to the issuance of debt.  The shares were valued at prices ranging from $0.80 to $0.50 per share. The shares were collectively valued at $192,500.

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

Series B Preferred Stock

The Company issued Series B Preferred Stock during the six months ended June 30, 2011 as set forth below.  The preferred stock was valued at the fully diluted fair market value at the date the Company became obligated to issue the shares.

During the six months ended June 30, 2011 related to the issuance of debt, the Company issued 70 shares of preferred stock convertible into 5.25% of the common stock.  The shares were valued at a price of $0.20 per share. The shares were collectively valued at $383,790. If converted based on the outstanding shares at June 30, 2011 2,120,863 additional common shares would be issued.

The Series B Preferred Stock does not have any voting rights.  The Series B Preferred Stock is convertible into common stock at any time.

Warrants

The Company issued 1,463,000 Warrants exercisable for a maximum of 2,926,000 shares of common stock from March to May 2009 in conjunction with the sale of common stock at $0.50 per Unit, each Unit consisting of a share of common stock and a Warrant which expire between March 5, 2012 and May 29, 2012.  In the event that the average trading price exceeds $5.00 per share over any consecutive 20 day period between the 12th and 24th months following the issue date of the Warrants, the Warrants become null and void.  In the event that the average trading price does not exceed $5.00 per share as set forth above, the Warrant may be exercised by the holder. The Warrant is redeemable into the number of shares that would need to be issued to cause the holder to have achieved an average selling price of $5.00 per share had they sold their shares during the 60 days following the 24th month following this issue date of the Warrants. The warrants are exercisable at an exercise price of $0.00 no additional funds need be provided by the holders in order to exercise the warrants and to obtain the underlying shares once the milestone set forth above that allow for exercise is met. As the Measurement Period has passed, the number of shares of common stock for which the Warrants may be redeemed is determinable and this number of shares was issued at June 30, 2011 as full settlement of this warrant liability. For example if the average trading price of our common stock for the 60 days following the 24th month was $2.00 the warrant holder is due $3.00 of stock value.  Therefore they would be issued an additional 1 ½ shares of common stock ($3.00 due / $2.00 average value = 1 ½.)  If the average trading price of our common stock for the 60 days following the 24th month was $4.00 the warrant holder is due $1.00 of stock value.  Therefore they would be issued an additional 1/4 share of common stock ($1.00 due / $4.00 average value = 1/4.)   If the average trading price of our common stock for the 60 days following the 24th month was $1.00 the warrant holder is due $4.00 of stock value.  Therefore, because of the two share maximum, they would be issued an additional 2 share of common stock ($4.00 due / $1.00 average value = 4 reduced to 2 because of maximum.)

The Company issued 1,475,000 Warrants exercisable for a maximum of 2,950,000 shares of common stock from August to December 2009 in conjunction with the sale of common stock at $0.50 per Unit, each Unit consisting of a share of common stock and a Warrant which expire between November 15, 2010 and March 15, 2011.  In the event that the average trading price exceeds $1.50 per share in the three-month period between the 12th and 15th months following the issue date of the Warrants (the “Measurement Period”), the Warrants may be redeemed by the Company at a nominal amount.  In the event that the average trading price does not exceed $1.50 per share during the Measurement Period, the Warrant may be exercised by the holder.  The Warrant is redeemable into the number of shares that would need to be issued to cause the holder to have achieved an average selling price of $1.50 per share had they sold their shares during the Measurement Period. The warrants are exercisable at an exercise price of $0.00 no additional funds need be provided by the holders in order to exercise the warrants and to obtain the underlying shares once the milestone set forth above that allows for exercise is met. As the Measurement Period has passed, the number of shares of common stock for which the Warrants may be redeemed is determinable and this number of shares was issued at June 30, 2011 as full settlement of this warrant liability For example if the average trading price of our common stock for the three-month period following the 12th month was $1.00 the warrant holder is due $.50 of stock value.  Therefore they would be issued an additional  ½ shares of common stock ($.5 due / $1.00 average value =  ½.)  If the average trading price of our common stock for the three-month period following the 12th month was $2.00 the warrant holder is due no additional stock value.  Therefore no additional shares of stock would need to be issued.  If the average trading price of our common stock for the 60 days following the 24th month was $.3 the warrant holder is due $1.20 of stock value.  Therefore, because of the two share maximum, they would be issued an additional 2 share of common stock ($1.2 due / $.30 average value = 4 reduced to 2 because of maximum.)

During 2010 200,000 shares were issued in satisfaction of one warrant that reached maturity.  Also during 2010 nine warrants were purchased by the company for $90 because the stock traded above the target rate in excess of the required days during the life of the warrant.  This left the total warrants outstanding at 1,923,0000 exercisable for a maximum of 3,846,000 shares of common stock.

During the six months ended June 30, 2010 the Company issued 3,846,000 shares of common stock as full settlement of all outstanding warrants.  The shares were valued at a price of $0.10 per share. The shares were collectively valued at $384,600

The warrant holders have received restricted shares of common stock upon exercise of their warrants; these shares are entitled to piggyback registration rights under certain specified circumstances.

Stock Rights

The Company’s CEO has the right to demand that the Company issue him 1,226,327 shares of common stock.  The right stems from his employment agreement, whereby he was entitled to receive shares, such that his ownership interest would equal 56.25% of outstanding common stock.   The Company recorded compensation expense as these rights were earned, prior to June 2007 when he relinquished the right to earn additional shares.

8.	Share Based Compensation Expense

The Company recognizes expense associated with shares issued for services over the service period.  The shares are valued based upon the fair value of the common stock on the date that the Company becomes obligated to issue the shares.  Expenses associated with shares issued for services are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
General and administrative	$222,000	$160,320	$1,049,092	$177,116
Sales and marketing	67,083	321,120	250,552	356,326
	$289,083	$481,440	$1,299,644	$533,442

9.	Related Party Transactions

The Company had related party payables of $949,038 and $637,392 at June 30, 2011 and December 31, 2010, respectively consisting primarily of deferred salaries payable and royalties payable to its officers.  The Company is party to a royalty agreement with two of the Company’s officers whereby the officers are entitled to receive $0.05 per cap for each bottle cap sold.  The bottle cap is a specialized cap that contains the vitamin supplements in the Company’s functional water system.  The officers collectively deferred $372,464 and $157,288 in salaries and $6,052 and $7,320 in royalties during the three months ended June 30, 2011 and 2010, respectively.  The related party payables are non-interest bearing and due on demand.

10.	Subsequent Events

Subsequent to June 30, 2011, the Company declared a 10 for 1 reverse stock split.  It became effective July 28, 2011.

All common shares have been retroactively adjusted for the 10 for 1 reverse stock split authorized by the board on June 27, 2011 and effective July 28, 2011.

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

General

The following analysis of our consolidated financial condition and results of operations for the three months ended June 30, 2011 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2010 and the other information set forth in our Form 10-K filed with the Securities and Exchange Commission.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Overview

We have only recently commenced operations and have only recently began sales of our H.A.R.D. Nutrition Functional Water System.   From our inception to June 30, 2011, we had incurred an accumulated deficit of $84,117,173.  Our accumulated deficit through June 30, 2011 is primarily attributable to our issuance of stock compensation.

To date, we have met substantially all of our financing needs through private sale of shares of our common stock and other equity securities and loans from investors.  We have raised a total of approximately $15,000,000 from our equity and debt financings subsequent to our acquisition of DC Brands, LLC in 2004. In addition, in 2010 we  entered into an accounts receivable factoring agreement with Liquid Capital Exchange, Inc. (“Liquid Capital”) pursuant to which we have agreed to sell, and Liquid Capital has agreed to purchase, certain of the accounts arising from the sale of our products.  Liquid Capital in its sole discretion may advance up to 80% of the face amount of the accounts purchased less an applicable discount fee up to a maximum of $750,000.  In order to secure our payment of all our indebtedness and obligations to Liquid Capital, we granted Liquid Capital a security interest and lien upon our accounts and our other assets. The agreement with Liquid Capital has a term of one year and may be terminated by either party upon 30 days prior written notice and immediately by Liquid Capital upon an event of default as defined in the agreement. In July 2011 we entered into a $10 million equity funding facility with Southridge Partners II, LP, which is subject to various conditions being met prior to our use of the facility. There can be no guarantee that any funds will be derived from the equity line. If our revenue from sales and payments derived from our factoring arrangement and financing from our equity funding facility is not sufficient to meet our ongoing expenses we will need additional financing.

Results of Operations

Quarter ended June 30, 2011 Compared to quarter ended June 30, 2010

Revenue- During the quarter ended June 30, 2011, we generated revenue of $174,656, a substantial portion of which was attributable to the sale of our H.A.R.D, Nutrition Functional Water System which commenced in August 2009.  This represented a 16% decrease from the prior year.  During the same period of 2010, we had revenue of $208,055.  Our gross margin increased from $35,512 for the quarter ended June 30, 2010 to $54,859 for the quarter ended June 30, 2011. Our cost of goods sold decreased approximately 31% to $119,797 for the quarter ended June 30, 2011 from $172,543 for the quarter ended June 30, 2010.  The decrease in the cost of goods sold was attributable to an increase in production efficiencies.    Sales of our H.A.R.D, Nutrition Functional Water System and H.A.R.D. Nutrition supplements accounted for 90% and 10% respectively of our revenue for the quarter ended June 30, 2011.

Expenses- Our total operating expenses, excluding depreciation and amortization, for the quarter ended June 30, 2011 were $1,624,718 as compared to $1,538,456 for the quarter ended June 30, 2010.

General and administrative expenses were $814,612 and $948,545 for the quarters ended June 30, 2011 and June 30, 2010, respectively and included salaries, legal, accounting and other professional fees and occupancy related expenses.  Included in general and administrative expenses was stock based compensation expense for services provided by vendors and employees of $222,000 for the quarter ended June 30, 2011. The remaining general and administrative expenses $592,612 for the quarter ended June 30, 2011 included $310,931 for salaries, 154,858 for legal accounting and other professional expenses and $8,307 for occupancy related expenses. Included in general and administrative expenses was stock based compensation expense for services provided by vendors and employees of $160,320 for the quarter ended June 30, 2010. The remaining general and administrative expenses $788,525 for the quarter ended June 30, 2010 included $222,908 for salaries, 269,993 for legal accounting and other professional expenses and $53,339 for occupancy related expenses.

Sales and marketing consisted of advertising and other promotional expenses. Sales and marketing expenses were $810,106 and $589,611 for the quarters ended June 30, 2011 and June 30, 2010, respectively and included stock based compensation for services provided by vendors and employees of $67,083 and $321,120 for the quarters ended June 30, 2011 and 2010 respectively.  The remaining sales and marketing expenses, $743,023 for the quarter ended June 30, 2011 included $0 for advertising.  The remaining sales and marketing expenses, $268,491 for the quarter ended June 30, 2010 included $135,941 for advertising

Interest expense for the quarter ended June 30, 2011 was reduced to $307,988 from $457,315 for the quarter ended June 30, 2010 primarily due to less amortization of loan discount in Q2 2011.  In addition, a reduction of interest expense related to the warrant liability of $1,153,800 was recognized during the three months ended June 30, 2011 compared to a cost of $587,600 that was recognized during the three months ended June 30, 2010.

Net loss for the quarter ended June 30, 2011 decreased 343% to $861,522 as compared to $3,753,196 for the quarter ended June 30, 2010 and was primarily attributable to the warrant interest expense and an smaller loss on retirement of debt

Liquidity and Capital Resources

Revenues

At June 30, 2011 we had cash and cash equivalents of $103,434 as compared to $23,234 at December 31, 2010.  Our working capital deficit at June 30, 2011 was $3,701,301 and at December 31, 2010 was $3,705,275.

For the six months ended June 30, 2011 our cash used in operating activities was $1,588,056.  Our primary sources and uses of cash from operating activities for the period were losses from operations, common stock issued for services, loss on retirement of debt, depreciation and amortization and amortization of debt discount of $1,084,411 together with an increase in inventory.

Net cash provided by financing activities for the six months ended June 30, 2011 was $1,668,256 which included $1,703,000 from the issuance of notes offset by a payment on notes payable of $34,744.

Current and Future Financing Needs

We have incurred an accumulated deficit of $84,117,173 through June 30, 2011. We have incurred negative cash flow from operations since we started our business. At June 30, 2011, we had short term and long term debt of $4,911,933.   We have no commitment for additional funding other than the factoring arrangement and the $10 million equity financing agreement that we have entered into with Southridge Partners II, LP. In addition, we have lease commitments of $101,975, $206,832 and $69,260 for the remainder of 2011, 2012 and 2013.  We also have minimum salary commitments for compensation to our Chief Executive Officer and Executive Vice President in accordance with the terms of their employment agreements that range from $440,625 to $1,007,031. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our advertising and marketing campaign,  and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.  If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements for the next few months. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we may need to raise additional funds, whether through a stock offering or otherwise.

We also have note payable commitments with respect to various notes payable issued to unaffiliated third parties who are accredited investors. A summary of notes payable as of June 30, 2011 is as follows: At June 30, 2011 we had 37 notes outstanding, twelve of the notes or 26% of the aggregate principal balance were either past due or due on demand.    Two notes in the aggregate principal amount of $256,688 are non interest bearing and are due on demand.  To date, no demand for payment has been made.  Three notes in the aggregate principal amount of $563,157 bearing interest at a range from 6% to 36% are past due and to date no demand for payment has been made.  Notes in the aggregate principal amount of $462,874 bearing interest at a rate of 15% are owed to 7 investors in our private placements and payment is overdue. To date no demand for payment has been made.  Notes in the aggregate principal amount of $ $926,142 owed to four investors with a maturity date of July 1, 2013. These notes bear interest at a range from 6% to 16% per annum. Three of these notes with a total principal amount of $592,933 are callable by holder anytime after January 1, 2012. A total of 6,332,089 of new shares of common stock were issued to these four debt holders in connection with the debt restructuring. The $5 million revolving note with a principal outstanding balance as of June 30, 2011 of $2,029,156 was restructured as of June 30, 2010 such that it now bears interest at a rate of 10.25% per annum and matures on January 1, 2015.  A warrant for the purchase of 25,000,000 shares of our common stock at an exercise price of $.01 was issued to this debt holder.   The Company also converted $1,650,840 of related party payables owed to Richard Pearce and Jeremy Alcamo into notes with an aggregate principal amount of $1,650,840 bearing interest at a rate of 10% that are callable with 366 days notice which classifies them as long term debt.  Upon the occurrence of: (i) a change in ownership of twenty percent (20%) or more of our outstanding shares of common stock, (ii) our consummation of  a debt or equity financing or any combination thereof and our receipt of  gross proceeds of Five Million Dollars ($5,000,000) or more from such financing, or (iii) our termination of our employment agreement with Richard Pearce or Jeremy Alcamo  Richard Pearce or Jeremy Alcamo at their option shall have the right to immediately seek payment of the entire amount due and payable with interest thereon. Notes in the aggregate principal amount of $ $1,078,333 owed to twelve investors with a maturity dates from July to March 2014. These notes bear interest at 16% per annum.  A total of 10,783,330 of new shares of common stock were issued to these twelve debt holders in connection with the debt issuance. Notes in the aggregate principal amount of $ $875,000 owed to three investors that will be repaid from a portion of gross sales. These notes bear interest at 12% per annum.  A total of 70  new shares of Series B Preferred Stock was issued to these three debt holders in connection with the debt issuance.

Two notes in the aggregate principal amount of $6,113 bear interest at a rate of 11% and the principal amount outstanding is payable by June 30, 2011.

A summary of notes payable as of June 30, 2011 is as follows:

	Current	Long Term	Total
1 Note payable, originated in 2004, due in 2006,	$538,891	$-	$538,891
6% interest rate, secured by assets of
DC Brands, LLC, a wholly owned subsidiary

1 Note payable originated in 2005, due on demand,	242,188	-	242,188
non interest bearing, unsecured

1 Note payable originated in 2005, due on demand,	14,500	-	14,500
non interest bearing, unsecured

1 Note payable originated in 2007, due in 2007,	10,000	-	10,000
36% interest, unsecured

1 Notes payable originated in 2007, due in 2008,	14,266	-	14,266
24% interest, unsecured

7 Notes payable, originated in 2008,	462,874	-	462,874
due at various dates from July to August
2010, 15% interest, unsecured

2 Notes payable, originated in 2010, due	-	2,029,156	2,029,156
January 1, 2015, 10.25% interest, unsecured

3 Notes payable, originated in 2010, due	592,933	-	592,933
July 1, 2013, callable by Noteholders after
January 1, 2012, 6% interest, unsecured

1 Note payable, originated in 2010, due	-	333,209	333,209
July 1, 2013, 16% interest, unsecured

12 Notes payable, originated in 2010 and 2011, due	-	1,078,333	1,078,333
due at various dates from July 2013 to March 2014,
16% interest, unsecured

3 Notes payable, originated in 2011, due to be	375,000	500,000	875,000
repaid from a portion of gross sales beginning in
Feb 2012, 16% interest, unsecured

2 Notes payable, originated in 2007, due in	6,113	-	6,113
monthly installments, maturing 2011 to 2012, interest
from 1.9% to 11%, secured by motor vehicles

	2,256,765	3,940,698	6,197,463
Unamortized discount	-	(1,285,530)	(1,285,530)

	$2,256,765	$2,655,168	$4,911,933

Related party notes
2 Notes payable, originated in 2010, callable	$-	$1,650,841	$1,650,841
with 366 day notice, 10% interest, unsecured

OUR PLAN OF OPERATIONS

OPERATING MODEL AND REPORTING STRUCTURE

DC BRANDS INTERNATIONAL, INC.

We, together with our wholly owned subsidiary, DC Nutrition, Inc., specialize in the manufacture, marketing and distribution of health related products that utilize natural botanicals, vitamins, minerals and supplements and are aimed at maximizing the full potential of the body.    Our current focus is on the sale of our products under our H.A.R.D Nutrition label.  To date, a substantial portion of our revenue has been derived from the sale of our products under this label. We currently have two distinct types of product that are sold under our H.A.R.D. Nutrition logo; our Functional Water Systems and nutritional supplements.  The Functional Water Systems and nutritional supplements can each be further categorized into four sub product lines; each line tailored to different health and daily needs: our performance, strength and training line, our wellness and beauty line, our weight loss and diet line and our energy line. Our H.A.R.D. Nutrition Functional Water Systems provide consumers with the convenience of the unique combination of nutraceutical supplements with a functional beverage.  All of the products sold under our H.A.R.D. Nutrition Functional Water Systems are sold in a bottle which combines in one container water, which is lightly flavored, with vitamins stored in our patented, licensed flip top compartment on the top of the bottle.  The water provides the hydration and catalyst needed for absorption of the specially formulated nutraceutical capsules contained in the bottle’s flip top cap compartment.  During the quarter ended June 30, 2011, we derived $157,891 representing 90% of our revenue from sales of our Functional Water Systems.  During the year ended December 31, 2010, we derived $536,626, representing 89% of our revenue from sales of our Functional Water Systems.

The other products sold under our H.A.R.D. Nutrition label are traditional supplements “not in the cap on top of the Water Systems” which are made from a mixture of herbs and have been formulated to help maintain good health by providing the supplements that we believe are needed by our body but cannot be directly obtained from foods.  Our sale of nutritional supplements has not generated as much revenue as the sale of our Functional Water Systems. During the quarter ended June 30, 2011, we derived $16,765 representing 10% of our revenue from sales of our H.A.R.D. Nutritional Supplement products.  During the year ended December 31, 2010, we derived $68,867, representing 11% of our revenue, from sales of our nutritional supplements.

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

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the period ended June 30, 2011.

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

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources.  Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of our financial statements are reasonable.  Management regularly reviews these estimates and judgments for impairment, valuation and other changes in estimate.  Our critical account estimates are set forth below and have not changed during 2009 or 2010 or the first six months of 2011.  There were no changes to any estimates or judgments that had a material impact on the financial presentation.

The critical accounting policies affecting our financial reporting are summarized in Note 1 to the consolidated financial statements included in this filing. Policies involving the most significant judgments and estimates are summarized below.

Accounts Receivable

Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. Management continually monitors accounts receivable balances and provides for an allowance for doubtful accounts at the time collection becomes questionable based on payment history or age of the receivable. We sell products generally on net 30 day terms. We do not normally charge financing fees on late payments. Accounts receivable are charged to the allowance for bad debts when we have exhausted all reasonable means of collection.  We did not have an allowance for doubtful accounts at June 30, 2011, or December 31, 2010 as we deemed our accounts receivable all to be collectible.

Our method of determining the allowance for doubtful accounts and estimates used therein are subject to the risk of change if, in the future, our sales volume and type of customers would change.

 As of December 31, 2010 there were no past due receivables.   As of June 30, 2010, there were no past due receivables.
.

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

Warrant Liability

The warrant liability is calculated using a Barrier Option Model with MonteCarlo Simulation from Global Derivatives.com.  The current stock price, the stock volatility for the prior three months and the risk free rate (treasury bills) equal to the remaining term of the warrants are the inputs used in this valuation model.  This model specifically addresses the fact that no additional shares of stock will need to be issued if our stock price hits the target (barrier) of $.50 or $.15.  The stock volatility for any quarter is capped at 90% as volatilities greater than this produce an unreasonably low estimation of liability.  This amount is adjusted quarterly based upon the changes in valuation provided by the model.  The valuation model produced a $1,448,400 warrant liability as of December 31, 2010 and no warrant liability as of June 30, 2011 as all outstanding warrants had been fully satisfied with the issuance of common stock..

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

Recently Issued Accounting Standards

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles . The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, has not and will not have an impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding disclosure of the different classes of assets and liabilities, valuation techniques and inputs used, activity in Level 3 fair value measurements, and the transfers between levels. ASU No. 2010-06 is effective for the annual reporting period beginning after December 15, 2009. The Company  provided the required disclosures beginning with its Company’s Annual Report on Form 10-K for the year ending December 31, 2010. The adoption of the Update did not have a material impact to the Company’s financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2011 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information sets forth certain information with respect to all securities which we have sold during the past quarter. We did not pay any commissions in connection with any of these sales.

In January through June 2011 we issued to twenty-three individuals 2,354,607 shares of our common stock in consideration of services rendered. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  The offering did not involve any general solicitation or advertising by us.  The holder acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

In January through June 2011 we issued to three individuals an aggregate of 305,000 shares of our common stock in conjunction with our issuance of notes having maturities of 36 months.  These securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and the safe harbor afforded by Rule 506 of Regulation D under the Act.  The offering did not involve any general solicitation or advertising by us.  Each individual acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

In January through June 2011we issued to seven individuals an aggregate of 3,675,000 shares of our common stock in conjunction with paydown of debt.  These securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and th e safe harbor afforded by Rule 506 of Regulation D under the Act.  The offering did not involve any general solicitation or advertising by us.  Each individual acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

In January through June 2011 we issued to eighteen individuals an aggregate of 3,846,000 shares of our common stock in conjunction with settlement of warrants.  These securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  The offering did not involve any general solicitation or advertising by us.  Each individual acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

In January through June 2011 we issued to three individuals an aggregate of 70 shares of our Series B preferred stock in conjunction with issuance of debt.  These securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and the safe harbor afforded by Rule 506 of Regulation D under the Act.  The offering did not involve any general solicitation or advertising by us.  Each individual acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

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

DATE: August 15, 2011	DC BRANDS INTERNATIONAL, INC. (Registrant)

	By:	/s/Richard Pearce
Richard Pearce President and Chief Executive Officer (Principal Executive Officer)