Form 10-Q/A
period 2011-06-30
DC BRANDS INTERNATIONAL INC
filed 2011-09-22
CIK 1393463

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

Explanatory Note

This Amendment No. 1 to the Quarterly  Report on Form 10-Q for the quarter ended June 30, 2010 is being filed to correct a typographical error in the cover page of the Form 10Q.

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

DATE: September 22 , 2011	DC BRANDS INTERNATIONAL, INC. (Registrant)

	By:	/s/Richard Pearce
Richard Pearce President and Chief Executive Officer (Principal Executive Officer)