Form 10-K
period 2011-12-31
DC BRANDS INTERNATIONAL INC
filed 2012-03-30
CIK 1393463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

DC BRANDS INTERNATIONAL, INC.

Colorado
(State or Other Jurisdiction of Incorporation or Organization)
2833
(Primary Standard Industrial Classification Code Number)

20-1892264
(I.R.S. Employer Identification No.)
9500 W. 49th Avenue, Suite D-106 Wheat Ridge, CO 80003
(Address and telephone number of principal executive offices)
9500 W. 49th Avenue, Suite D-106 Wheat Ridge, CO 80003
(Address of principal place of business or intended principal place of business)

(303) 279-3800
Phone Number

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐     No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files ) Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐ No  ☒

The number of shares of the issuer’s common stock issued and outstanding as of March 30, 2012 was 484,965,209 shares.  This number reflects a 10-1 reverse split that was effective July 28, 2011

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second quarter. $4,039,739 based upon $0.1 per share which was the last price at which the common equity purchased by non-affiliates was last sold.

Documents Incorporated By Reference:  None

 DC BRANDS INTERNATIONAL, INC.

  FORM 10-K

For the Year Ended December 31, 2011

		Page
PART I.
Item 1.	Business	1
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments
Item 2.	Properties	21
Item 3.	Legal Proceedings	21
Item 4.	Mining Safety Disclosures	21

PART II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Financial Data	23
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	32
Item 9A.	Controls and Procedures	32
Item 9B.	Other Information	33

PART III.
Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance	34
Item 11.	Executive Compensation	37
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions and Director Independence	39
Item 14.	Principal Accounting Fees and Services	39

PART IV.
Item 15.	Exhibits and Financial Statement Schedules	40

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

i

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

To date, our market focus has been in the Colorado area, where we have sold products indirectly to retail stores, including the King Soopers grocery store chain, through a variety of distributors  and directly to retail stores and health and fitness establishments, including the Max Muscle retail health and fitness chain. We recently expanded our marketing efforts in the United States through our infomercial created by Script to Screen that aired nationally in November 2011. We also sell products directly from our corporate headquarters and through our website. Subject to being able to secure sufficient capital on commercially acceptable terms and attractive commercial prospects, we intend to further expand our marketing efforts in the United States.

We were incorporated in 1998 in Colorado under the name Telamerge Holding Corp. In 2004, we changed our name to DC Brands International, Inc. in connection with our acquisition of DC Brands, LLC.  Our principal offices are located at 9500 W. 49th Avenue, Suite D-106, Wheat Ridge, Colorado 80033.  Our telephone number is 303-279-3800.  Information about our products can be obtained from our website www.hardnutrition.com.

BUSINESS

We, together with our wholly owned subsidiary DC Nutrition, Inc., specialize in the manufacture, marketing and distribution of health related products that utilize natural botanicals, vitamins, minerals and supplements aimed at maximizing the full potential of the body.    Our focus has been  on the sale of  two distinct types of products under our H.A.R.D Nutrition label (our Functional Water Systems and nutritional supplements).  To date, a substantial portion of our revenue has been derived from the sale of these products. .  The Functional Water Systems and nutritional supplements can each be further categorized into four sub product lines; each line tailored to different health and daily needs: our performance, strength and training line, our wellness and beauty line, our weight loss and diet line and our energy line. Our H.A.R.D. Nutrition Functional Water Systems provide consumers with the convenience of the unique combination of nutraceutical supplements with a functional beverage.  All of the products sold under our H.A.R.D. Nutrition Functional Water Systems are sold in a bottle which combines in one container water, which is lightly flavored, with vitamins stored in our patented, licensed flip top compartment on the top of the bottle.  The water provides the hydration and catalyst needed for absorption of the specially formulated nutraceutical capsules contained in the bottle’s flip top cap compartment.  During the year ended December 31, 2011, we derived $271,255 representing 83% of our revenue from sales of our Functional Water Systems.  During the year ended December 31, 2010, we derived $538,888 representing 89% of our revenue from sales of our Functional Water Systems.

The other products sold under our H.A.R.D. Nutrition label are traditional supplements “not in the cap on top of the Water Systems” which are made from a mixture of herbs and have been formulated to help maintain good health by providing the supplements that we believe are needed by our body which cannot be directly obtained from foods.  Our sale of nutritional supplements has not generated as much revenue as the sale of our Functional Water Systems. During the year ended December 31, 2010, we derived $66,604 representing 11% of our revenue from sales of our H.A.R.D. Nutritional Supplement products.  During the year ended December 31, 2011, we derived $57,447 representing 17% of our revenue from sales of our H.A.R.D. Nutritional Supplement products.

To date, our market focus has been in the Colorado area, where we have sold products indirectly to retail stores, including the King Soopers grocery store chain, through a variety of distributors and directly to retail stores and health and fitness establishments, including the Max Muscle retail health and fitness chain as well as a few health and fitness and gym locations.  We also sell products directly from our corporate headquarters and through our website. Subject to being able to secure sufficient capital on commercially acceptable terms and attractive commercial prospects, we intend to further expand our marketing efforts in the United States.   We recently expanded our marketing efforts in the United States through our infomercial created by Script to Screen that aired nationally in November 2011.

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

In 2002, DC Brands, LLC began the development and distribution of energy drinks under the labels “Dickens Energy Cider” and “Turn Left Energy Drink”.   In August 2004, in connection with our new business plan and the anticipated acquisition of DC Brands, LLC, Telamerge changed its name to DC Brands International, Inc. DC Brands, LLC became our wholly owned subsidiary which is now inactive.  In November 2004, DC Brands International, Inc. acquired all of the outstanding membership interests of DC Brands, LLC in exchange for the assumption of certain debt of DC Brands, LLC. On December 3, 2004, we effectuated a 120:1 forward split of our issued and outstanding shares of common stock. In 2006, we acquired the assets of Health Advantage Research and Development, Inc., a sports and fitness-based nutraceutical and supplement company.

In 2007, we changed the focus of our business away from carbonated energy drinks that contained sugar and caffeine to developing, marketing, distributing and selling health related products that are natural-based and contain vitamins.  In July 2007, we acquired the assets of Hard Nutrition, Inc. and commenced production and marketing of our health drink/supplement combination under our current HARD Nutrition label.  In September 2007, we effectuated a 10:1 reverse split of our issued and outstanding shares of common stock. Since we have outsourced our manufacturing and have no prior or future commitment for any specified quantity of products, we did not incur any manufacturing costs when we terminated production of the carbonated energy drinks; however as a result of such termination in 2008 we wrote off $2,924,000 of intellectual property related to formulas and other intangibles used in the carbonated energy drink business.  Also in 2008 we wrote off an additional  $8,541,669 of intellectual property related to the formulas and other intellectual property used in the carbonated energy drinks business and we incurred in excess of $200,000 in capital expenditures related to production and manufacturing expenses incurred in connection with our new line of business. In 2009, we commenced sales of our Functional Water Systems.

Existing Products

We currently sell two distinct types of products under our H.A.R.D. Nutrition label including our   Functional Water Systems and our Nutritional Supplements. Each product line is further divided into similar categories based upon its targeted results, namely our performance, strength and training products,   wellness products,   energy products and weight loss and diet products.  Each product was developed to attain its desired result based upon our research of third party documented studies as to which vitamins and herbs are likely to produce our desired results.  After establishing what we believe the general consensus is regarding a particular nutraceutical’s typical effects, we then create mixtures of products to help achieve the desired result.  We don’t use any “secret” ingredients or seek to include any particularly unusual vitamins and herbs in our products but rather seek to rely on established expectations regarding the intended effects of such nutraceuticals, recognizing that such intended effects have not been confirmed in any respect by the U.S. Food and Drug Administration or any other governmental agency, and as such may, in fact, not be effective.  We do not engage in formal testing of the achievement of desired results of our products but do receive feedback from existing customers which is recorded and referred to when modifying or creating new products.  We believe what makes us unique is not necessarily the vitamin and herb combinations chosen by our herbalist in our products themselves, but rather our ability to deliver those chosen nutraceuticals in our patented flip-top cap together with each product in our Functional Water System rather than relying on delivering the vitamins and herbs in only liquid form as part of the actual drink, as our competitors do.

Our Functional Water Systems

Our Functional Water Systems are a unique combination of a functional beverage and a nutraceutical.  Due to our unique bottle design we are able to provide consumers with a combination of a beverage and a nutraceutical supplement all in one convenient bottle. We currently manufacture nine unique water systems, each of which is designed to provide a specific functional benefit for the body and can be further categorized into one of our four subcategories based upon the functional benefit desired (performance, strength and training- fitness- wellness and beauty- weight loss and diet and energy).  Each system includes supplements, vitamins and minerals that are enclosed in our proprietary licensed cap which is attached to our bottle filled with a lightly flavored water specially formulated to act as a catalyst for the enclosed supplements. When the supplements and flavored water are combined they provide the body with the nutrients needed to achieve the desired result.  Wrapped around each bottle is a rubber bracelet with our message “Your life won’t change until you change your life” which we believe creates a unique brand loyalty and identification tool.  It is hard for us to imagine someone wearing our bracelet going back to drinking flavored water pretending to have vitamins.  The Functional Water Systems have a shelf life of one year, which is the shelf life in the industry for most of the products stored in PET bottles that contain vitamin additives.  We conduct periodic tests of the color, flavor and desired results of our products in house.  Each product contains a label with a date stamp that specifies the shelf life.  Under our agreement with Acosta, Inc., Acosta, Inc. as part of its service will be responsible for maintaining stocked shelves of our products and checking expiration dates of products.

Our nine different systems are Health +, The Fat Fighter, The Get Over It-Feel Better Now, Whacked Energy, Think!, Win, Fix It, Cleanse +, and Rebuild and Recover.  The Daily Basics is a wellness product that includes vitamins and supplements.  The Fat Fighter falls under the diet and weight loss category. The Get Over It-Feel Better Now is a wellness product that is a blend of vitamins, herbs and minerals. The Get Over It-Feel Better Now water system is being marketed to combat hangovers.   Whacked Energy and Wide Awake are part of our energy line.  Win is geared towards athletes for use when conducting fitness training.. Fix It! is a combination of herbs and supplements. Cleanse+ is a 12 day total body cleansing system intended to be taken once every 90 days and Rebuild and Recover is a very potent combination of products targeted towards the serious athlete. All of our products contain ingredients that are intended to provide health related benefits. For example, many of the products in our energy line include Ginko biloba, which has been shown in several studies to help improve focus and help concentration and improve blood flow to the brain. (See Gessner B, Voelp A, and Klasser M in Arzneimittelforschung. 1985;35(9):1459-65.(1985);Adams LL, Gatchel RJ, Gentry C. Complementary and alternative medicine: applications and implications for cognitive functioning in elderly populations. Altern Ther HealthMed. 2001;7(2):52-61;Kleijnen, J and P. Knipschild. 1992. Ginkgo biloba for cerebral insufficiency. Br. J. Clin. Pharmac. 34:352358.)

We commenced sales of our H.A.R.D. Nutrition Functional Water Systems in August 2009 at King Soopers.  During the year ended December 31, 2011, we derived $271,255 representing 83% of our revenue from sales of our Functional Water Systems.  During the year ended December 31, 2010, we derived $538,888 representing 89% of our revenue from sales of our Functional Water Systems

The H.A.R.D. Nutrition Functional Water Systems are primarily sold in retail establishments.  In 2011 approximately 35% of our total revenue derived from sales of our H.A.R.D. Nutrition Functional Water beverages has been derived from sales to King Soopers supermarkets, which is a division of Kroger Foods through two distributors. Our Nutritional Supplements

Our H.A.R.D. Nutrition Supplements are sold primarily though our wholly owned subsidiary DC Nutrition, Inc. and are aimed at athletes and improving performance. We currently have approximately 300 products in this product line which we divide into the four categories previously discussed:  performance and strength supplements, wellness products, energy supplements and the weight loss and diet products.

Our second largest product line in terms of sales revenue is our H.A.R.D. Nutritional Supplement products. During the year ended December 31, 2011, we derived $57,447 representing 14% of our revenue from sales of our H.A.R.D. Nutritional Supplement products. During the year ended December 31, 2010, we derived $66,604 representing 11% of our revenue from sales of our H.A.R.D. Nutritional Supplement products.  The H.A.R.D. Nutritional Supplement products are primarily sold to retailers or by orders placed at our corporate headquarters, website and certain smaller retail establishments such as gyms and fitness centers.

During the last two years we did not spend any funds on research and development activities.

Marketing

During 2011, the focus of our marketing has been on our long form infomercial which aired nationally in November 2011. Prior thereto, our marketing focus has been in the Colorado area.  We have used various forms of advertising as part of our marketing campaign.  Our marketing strategy has included associations with well know public figures in the Colorado area in an effort to capitalize on their notoriety. We have engaged in an aggressive radio marketing campaign in the Colorado area, which included the promotion of our products on the KOA radio station by  Dave Logan, a former NFL player and one of the KOA announcers. Our promotional agreement with Mr. Logan terminated in 2011.

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

Funding

To date, we have met substantially all of our financing needs through private sale of shares of our common stock and other equity securities and loans from investors.  We have raised a total of approximately $16,000,000 from our equity and debt financings subsequent to our acquisition of DC Brands, LLC in 2004. In addition, we recently entered into an accounts receivable factoring agreement with Liquid Capital Exchange, Inc. (“Liquid Capital”) pursuant to which we have agreed to sell, and Liquid Capital has agreed to purchase, certain of the accounts arising from the sale of our products.  Liquid Capital in its sole discretion may advance up to 80% of the face amount of the accounts purchased less an applicable discount fee up to a maximum of $75,000.  In order to secure our payment of all our indebtedness and obligations to Liquid Capital, we granted Liquid Capital a security interest and lien upon our accounts and our other assets.  The agreement with Liquid Capital has a term of one year and may be terminated by either party upon 30 days prior written notice and immediately by Liquid Capital upon an event of default as defined in the agreement.  In July 2011 we entered into a $10 million equity funding facility with Southridge Partners II, LP, which is subject to various conditions being met prior to our use of the facility. There can be no guarantee that any funds will be derived from the equity line. If our revenue from sales and payments derived from our factoring arrangement and financing from our equity funding facility is not sufficient to meet our ongoing expenses we will need additional financing.

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

DISTRIBUTION

Prior to this past year, our market focus has been in the Colorado area, where we have sold products indirectly to retail stores, including the King Soopers grocery store chain, through  a variety of distributors and directly to retail stores and  health and fitness establishments, including the Max Muscle retail health and fitness chain. Until recently, our distribution efforts have been limited due to our oral agreement with King Soopers not to provide products to other grocery stores. Given sufficient capital and attractive commercial prospects, we intend to expand our distribution effort throughout the United States.  However establishing a successful distribution network nationwide will require the expenditure of substantial amounts of capital.

We have entered into an agreement with Acosta, Inc. to provide future retail distribution services, to facilitate our warehouse direct sales.  The agreement provides that Acosta will maintain regular store visits in an effort to maintain shelf requirements.  Acosta is entitled to a commission of 5% of net sales (as defined in the agreement) for product sales to certain specified customers in the defined territory.  The term of the agreement is month to month and either party can terminate the agreement upon 30 days advance notice.   Prior to entering into the agreement with Acosta, Inc. a substantial portion of our revenue derived from product sales was from products distributed by Cold Front Distribution.  Although we anticipate that we will still have a portion of our products distributed by Cold Front Distribution and other distributors, especially those that are not warehouse direct sales, we do not anticipate that a substantial portion of our future revenue will be derived from product sale by such distributors. We do not have a written agreement with Cold Front Distribution and all sales are made based upon a purchase order negotiated at the time of sale.

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

COMPETITION

The industries in which we operate are is highly competitive. Not only do we compete with other manufacturers of functional beverages but we also compete with manufacturers of nutraceutical supplements and dietary supplements.

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

Richard Pearce, our President & Chief Executive Officer, and Jeremy J Alcamo, our Executive VP., have received a design patent in the United States (US D 576,877S) for the flip-top cap compartment which we currently use on our H.A.R.D. Nutrition bottles, which they have licensed to us on an exclusive basis for a fee based upon the number of products sold that contain the cap.  The Patent was issued on September 16, 2008 and has a term of 14 years, terminating on September 15, 2022.  In addition, the Company owns several copyrights and trademarks that are used in connection with its H.A.R.D. Nutrition product line.  See “Certain Relationships and Related Transactions.”

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

INDUSTRY OVERVIEW

As noted in a September 2011article in the Natural Products Insider titled Postmodern Nutrition: Functional Foods, Beverages, functional foods managed to not only stay on their feet, but to take make a few strides. Nutrition Business Journal reported functional foods grew 4.6 percent in 2010, pulling in $39 billion in sales, as compared to $37.3 in 2009. Global Industry Analysts (GIA) is predicting the global market to exceed $130 billion by 2015.

According to Steve French, managing partner at Natural Marketing Institute (NMI), Baby Boomers have been acute growth drivers of functional foods because of their uncertainty about the future of health care (seven out of 10 Boomers said they’re taking a more active role when it comes to health), and in an attempt to delay aging and prevent disease. Boomers are interested in health-condition-specific products.

“In the United States, growth in the functional food and beverages category is being driven by a number of factors, including an aging population, high health care costs and a heightened consumer awareness of the link between diet and health,” said Stephen Moon, CEO, Provexis plc.

NMI’s 2011 Healthy Aging Boomer Database found they would be more likely to purchase foods/beverages if they offered a specific health benefit—cholesterol/heart; immunity/joint pain/cancer prevention/energy booster; and toxic cleanup/cleanse digestive track—in primary, secondary and tertiary order, respectively. A total of 75 percent of Boomers wish all foods had some type of health-boosting claim, and more than 25 percent of them feel functional products can be used instead of medicines.

As noted in a March 2012 article in the Natural Products Insider titled Supplement Use on the Rise, Sixty-nine percent of U.S. adults take dietary supplements according to a survey commissioned by the Council for Responsible Nutrition (CRN), a trade association for the dietary supplement industry. Conducted by Ipsos Public Affairs, the survey indicates an upward trend in dietary supplement consumption, as consumer usage is up from 66 percent in 2010, 65 percent in 2009 and 64 percent in 2008.

Further, consumer confidence in dietary supplements remains steady, as the survey also finds 84 percent of adults are confident in the safety, quality and effectiveness of supplements, with 82 percent in 2010 and 84 percent in 2009 indicating as such.

REGULATION

In the United States, we are subject to compliance with laws, governmental regulations, administrative determinations, court decisions and similar constraints. Although our products are not deemed to be drugs, they are deemed to be dietary supplements and therefore subject to all regulations regarding products and dietary supplements ingested by consumers. Such laws, regulations and other constraints exist at the federal, state and local levels in the United States and at all levels of government in foreign jurisdictions. These regulations include constraints pertaining to: (i) the manufacturing, processing, formulating, packaging, labeling, distributing and selling (ii) advertising of products and product claims (iii) transfer pricing, and (iv) method of use.

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

We intend to label our products with statements of nutritional support and believe that we have adequate substantiating evidence to support such statements. However, the FDA may determine that a given statement of nutritional support that we or our licensees decide to make is a drug claim rather than an acceptable nutritional support statement. Such a determination would require deletion or substantiating proof of the drug claim.

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

Our activities are also regulated by various agencies of the states and localities in which our products are sold, including, the Colorado Department of Public Health and Environment which in March 2010 performed[l2] an inspection of our warehouse facility, which entailed an inspection of our plant and grounds, sanitary operations (general maintenance and pest control) and our equipment and utensils and did not result in any corrective action to our product or ingredients.

In September 2011 the Food and Drug Administration (FDA) conducted a regulatory inspection of our facilities, and reviewed our manufacturing processes, ingredients, and labeling. No violations were issued, and we continue to follow FDA guidelines in our manufacturing and marketing. We were given a list of areas to improve, and have addressed those issues and believe that we are now in compliance.  We continue to always strive to be in full compliance with Good Manufacturing Practices (GMP) in anticipation of future random inspections by the FDA.

We believe that current and reasonably foreseeable governmental regulation will have minimal impact on our business.

Employees

As of December 31, 2011, we had 15 full time employees.

ITEM 1A	RISK FACTORS

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

We may not be profitable.

We expect to incur operating losses for the foreseeable future.   Our marketing program, which we consider to be crucial to our future success, has required significant expenditures. These expenditures will result in a loss until adequate revenues are derived from sales.   For the years ended December 31, 2011 and 2010, we had revenue of $328,701 and $605,493, respectively and sustained a net loss of $7,383,739 and $10,018,421 respectively.  Our ability to become profitable depends on our ability to have successful operations and generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our limited operating history in our current line of business.

We may not be able to continue as a going concern.

The opinion of our independent registered public accounting firm for our fiscal years ended December 31, 2011 and December 31, 2010 is qualified subject to substantial doubt as to our ability to continue as a going concern. See “Report of Independent Registered Public Accounting Firm” and the notes to our Financial Statements. During the year ended December 31, 2011 we incurred $5,079,995 of operating expenses, had a net loss of ($7,383,739) and at December 31, 2011 had an accumulated deficit of $87,413,416 and stockholders’ deficit of $8,943,427. During the year ended December 31, 2010 we incurred $5,174,524 of operating expenses, had a net loss of ($10,018,420) and at December 31, 2010 had an accumulated deficit of $80,029,677 and stockholders’ deficit of $7,820,257.

Our products have been sold in a limited territory, which may not be indicative of the acceptance of our products in a broader territory.

To date, our products have been sold in a limited territory.  Until recently we focused our sales and marketing efforts in the Colorado area.  In fact, substantially all of our revenue for the year ended December 31, 2011 and the year ended December 31, 2010 was derived from sales in the Colorado area.  Other than our infomercial, our marketing efforts have been limited to this territory and have included advertising on KOA, the Broncos radio station.  If our current market becomes saturated, our sales will be adversely impacted.  Our success will be dependent upon our ability to expand our sales territory and our ability to apply our sales and marketing plans used in our current territory to a broader territory.  Our inability to expand our territory will have an adverse impact on our anticipated revenue.

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

If we sell additional equity or convertible debt securities, those sales could result in additional dilution to our shareholders.  Our recent conversions of our notes in the principal amount of $935,000 has resulted in our issuance of 244,914,543 shares of our common stock. On March 20, 2012, we had debt in outstanding principal balance of $1,544,409 convertible into shares of common stock based upon the closing price of our stock on the conversion date. Of such debt, $1,242,017  converts into shares of our common stock  at a conversion price of 20% of the greater of the closing price or the highest bid price of our common stock on the date of conversion, In addition, our Series B preferred shares convert into shares of common stock at a rate of 1.5% of our outstanding voting capital stock, calculated on a fully diluted basis as of the date of the notice of conversion divided by twenty (20); therefore, it is difficult for us to accurately quantify the number of shares that we will be required to issue upon such conversions.   Using the March 20, 2012 numbers, if all of the Company’s outstanding debt, warrants and all of our preferred stock were to convert to common stock, we would be required to issue approximately an additional 3,906,887,277 shares, which would exceed the number of shares currently available for issuance. Therefore, we have received approval of our stockholders and board of directors to increase our number of authorized shares to 5,000,000,000  and are awaiting regulatory approval of such action. The issuance of such shares of common stock will cause such shareholders to suffer dilution.

We are currently in default under three of our notes.

We have not made all of the required payments under 10 notes that matured from 2006 and 2010 in the principal amount of $1,026,030. One holder has demanded payment on one of the notes and has initiated a lawsuit to receive payment on his note that has matured .Should the holder of any note demand payment and we are unable to renegotiate the terms of the note, the note holder could declare the note in default and take legal action against us. Our ability to continue to operate is dependent upon our ability to raise additional funds to repay the notes secured by our assets or to renegotiate the terms of the notes.

We have several notes that are due in 2012 and 2013, and we will need additional capital to repay these loans and may not be able to obtain it.

As of December 31, 2011, we have notes in the aggregate principal amount of $ 7,853,383 outstanding. Of such amount, notes in the principal amount of $ 2,956,483_are due in 2012 and notes in the principal amount of $1,986,542_are due 2013.  We do not have the funds to repay these loans. One holder has demanded payment on one of the notes and has initiated a lawsuit to receive payment on his note that has matured. We will need to raise additional funds in order to repay these loans. We cannot assure you that additional financing will be available if needed on terms favorable to us.

Certain of our notes contain features that could have a dilutive effect to our investors.

If the price that we issue any shares of our stock in a put is lower than the conversion price of our notes in the principal amount of $53,000,  and $32,500 certain of our lenders will be entitled to reduce the price at which they convert their notes to shares of our common stock and therefore will be entitled to receive more shares than anticipated. On November 10, 2011 we entered into a Securities Purchase Agreement with an accredited investor for the sale of a convertible promissory note in the aggregate principal amount of $53,000(the “Note”). Additionally, on December 13, 2011, we entered into a Securities Purchase Agreement with an accredited investor for the sale of a convertible promissory note in the aggregate principal amount of $32,500 (the “December Note”). The Note is convertible into shares of our common stock beginning 180 days from the date of the Note at a conversion price of 58% of the average of the lowest five trading prices of our common stock during the ten trading days on the OTCBB proceeding the conversion date. The December Note is convertible into shares of our common stock beginning 180 days from the date of the December Note at a conversion price of 55% of the average of the lowest three trading prices of our common stock during the ten trading days on the OTCBB proceeding the conversion date. However, a reduction in the conversion price as set forth above will result in us issuing a greater number of shares of common stock than anticipated, which will have the effect of diluting the shares of common stock of our investors.

We have no independent audit committee nor do we have an audit committee financial expert at this time. Our full board of directors functions as our audit committee and is composed of one director who is not considered independent. This may hinder our board of directors’ effectiveness in fulfilling the functions of the audit committee.

Currently, we have no independent audit committee nor do we have an audit committee financial expert at this time. Our full board of directors functions as our audit committee and is comprised of one director who is not considered to be "independent" in accordance with the requirements of Rule 10A-3 under the Exchange Act. An independent audit committee plays a crucial role in the corporate governance process, assessing our company's processes relating to its risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the board of directors from being independent from management in its judgments and decisions and its ability to pursue the committee's responsibilities without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised. In addition, the director on our board of directors is not considered to be a “financial expert” in that he does not have the education or experience of being a chief financial officer.

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

Further growth and expansion of the Company's business would place additional demands upon the Company's current management and other resources and would require additional production capacity, working capital, information systems, management, operational and other financial resources. In order to expand our business, we will need to increase our sales volume and expand our sales territory.   Such expansion will require significant additional expenditures for manufacturing, raw materials inventory and marketing and we will not be able to effectuate any such expansion without additional capital.  Critical to such expansion will be establishment of a nationwide distribution network and there can be no assurance that we will be able to establish a successful nationwide distribution network.  Further growth of the Company will also depend on various factors, including, among others, our ability to attract and retain new employees, the development of new products, competition and federal and state regulation of the functional beverage and nutritional supplements industry. Not all of the foregoing factors are within the control of the Company. No assurance can be given that the Company's business will grow in the future and that the Company will be able to effectively manage such growth. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition would be materially adversely affected.

We may need additional capital and may not be able to obtain it.

We may need to raise additional funds in order to support further expansion, meet competitive pressures, or respond to unanticipated requirements.  In addition, we have several notes payable that are past due or due upon demand.  Although no request for repayment of these notes has been made yet, there can be no assurance that the note holders will continue to forbear on collecting amounts due under the notes. We cannot assure you that additional financing will be available if needed on terms favorable to us.  We currently do not have any commitments for additional funding other than a factoring arrangement with Liquid Capital Exchange, Inc. for the factoring of our accounts receivable and an Equity Line withSouthridge Partners II, LP, which is dependent upon stock sales volume and our stock price.

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

The industries in which we operate are highly competitive. Not only do we compete with other manufacturers of functional beverages but we also compete with manufacturers of nutraceutical supplements and dietary supplements. We compete with multinational corporations with significant financial resources, including products such as Vitamin Water owned by Coca-Cola and Gatorade owned by PepsiCo. We also compete with nutraceutical supplements such as Boost, Detox, Zenergize and dietary supplements such as Slimfast and Nutrisystem.  These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities. We also compete against a variety of smaller, regional and private label manufacturers. Many of our competitors have longer operating histories and have materially greater financial and other resources than we do.  They therefore have the advantage of having established reputations, brand names, track records, back office and managerial support systems and other advantages that we will be unable to duplicate in the near future.  Moreover, many competitors, by virtue of their longevity and capital resources, have established lines of distribution to which we do not have access, and are not reasonably likely to duplicate in the near term, if ever. Smaller companies may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets. Our inability to compete effectively could result in a decline in our sales. As a result, we may have to reduce our prices or increase our spending on marketing, advertising and product innovation. Any of these could negatively affect our business and financial performance.

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

The recent global financial events have resulted in the consolidation, failure or near failure of a number of institutions in the banking, insurance and investment banking industries and have substantially reduced the ability of companies to obtain financing. These events have also caused a substantial reduction in the stock market. These events could have a number of different effects on our business, including:

•	reduction in consumer spending, which would result in a reduction in our sales volume;

•	a negative impact on the ability of our customers to timely pay their obligations to us or our vendors to timely supply materials, thus reducing our cash flow;

•	an increase in counterparty risk;

•	restricted access to capital markets that may limit our ability to take advantage of business opportunities, such as acquisitions.

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

We are at risk for product liability claims and require adequate insurance to protect us against such claims.  If we are unable to secure the necessary insurance coverage at affordable cost to protect our business against any claims, then our exposure to liability will greatly increase and our ability to market and sell our products will be more difficult since certain customers rely on this insurance in order to distribute our products .

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

Our articles of incorporation authorize our board of directors to issue up to twenty five million shares of preferred stock in one or more series and determine the price for those shares without seeking any further approval from our stockholders, one hundred thousand of which have been designated as Series A Preferred Stock. In 2011 we created a class of Series B preferred stock that is convertible into a fixed % of our common stock. As of 12/31/2011 there were 86 shares of Series B outstanding that are convertible into 6.45% of the common stock or 13,728,318 shares. Further, under Colorado law, the board of directors may at its discretion, and without stockholder approval, create other series of preferred stock and set the other terms of the preferred stock. Any preferred stock such as our Series A Preferred Stock with respect to voting rights, that is issued may rank ahead of our common stock, in terms of dividends, liquidation rights and voting rights that could adversely affect the voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Such provisions could have the effect of depriving stockholders of an opportunity to sell their shares at a premium over prevailing market prices. Any delay or prevention of, or significant payments required to be made upon, a change of control transaction or changes in our board of directors or management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then current market price for their shares.

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

ITEM 4.	MINE SAFETY DISCLOSURES

ITEM 5.	MARKET PRICE OF COMMON STOCK AND OTHER STOCKHOLDER MATTERS

Until January 13, 2011 our stock was traded solely on the pink sheets under the symbol DCBR.  On January 13, 2011 our 15C211 form was approved by FINRA and our stock began trading on the OTC.BB exchange under the symbol DCBR

Per Share Common Stock Bid Prices by Quarter and Average Daily Trading Volume for each Quarter
For the Fiscal Year Ended on December 31, 2011 and 2010.

	High	Low
Quarter Ended December 31, 2011	$0.1000	$0.0020
Quarter Ended September 30, 2011	$0.3800	$0.0310
Quarter Ended June 30, 2011	$0.5000	$0.0500
Quarter Ended March 31, 2011	$0.9000	$0.3400

Quarter Ended December 31, 2010	$1.0000	$0.3000
Quarter Ended September 30, 2010	$1.0000	$0.5000
Quarter Ended June 30, 2010	$1.5000	$0.8000
Quarter Ended March 31, 2010	$2.3000	$0.8000

Holders

As of December 31, 2011, there were approximately 284 holders of record of our common stock.  As of December 31, 2011 we had 199,113,770 shares of common stock outstanding. The number of shares of the issuer’s common stock issued and outstanding as of March 30, 2012 was 484,965,209 shares.  These numbers reflects a 10-1 reverse split that was effective July 28, 2011

Dividends

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

Purchase of Equity Securities by the Small Business Issuer and Affiliated Purchasers

The Company issued common stock during the twelve months ended December 31, 2011, as set forth below.  The common stock was valued at the fair market value at the date the Company became obligated to issue the shares.

The Company issued 3,860,000 shares of common stock during the twelve months ended December 31, 2011, for settlement of warrant liability.  The shares were valued at $386,000.  These issuances of shares qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuances did not involve a public offering. The issuances were not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. These issuances were done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these issuances.

The Company issued 5,988,137 shares of common stock during the twelve months ended December 31, 2011, related to services provided by vendors.  The shares were valued at prices ranging from $0.80 to $0.003 per share. The shares were collectively valued at $1,321,572. These shares were issued to 30 vendors in exchange for services. These issuances of shares qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuances did not involve a public offering. The issuances were not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. These issuances were done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these issuances.

The Company issued 158,757,855 shares of common stock on sixty different occasions during the twelve months ended December 31, 2011, upon partial conversion of four different notes..  The common stock was valued at $0.60 to $0.002 per share.  The shares were collectively valued at $4,031,475. These securities were issued under Section 3(a)(9) of the Securities Act of 1933  .

The Company issued 305,000 shares of common stock during the twelve months ended December 31, 2011, related to the issuance of debt.  The shares were valued from $0.80 to $0.50 per share and collectively valued at $192,500. These were issued in conjunction with three notes with a principal amount of $205,000. These issuances of shares qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuances did not involve a public offering. The issuances were not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. These issuances were done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these issuances.

In January 2012 we raised $250,000 from the sale of one unit from our current offering.  The unit consisted of a promissory note and 20 shares of Series B preferred that are convertible into 1 ½% of the common shares of the company. These issuances of securities qualified for exemption under Regulation D promulagated under the Securities Act of 1933 and Section 4(2) of the Securities Act of 1933 since the issuances did not involve a public offering. The issuances were not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. These issuances were done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these issuances.

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

Series B Preferred Stock

The company issued 86 shares of Series B preferred stock in 2011. These shares were issued in conjunction with the issuance of $1,075,000 of debt.  The 86 shares of Series B preferred can be converted into 6.45% of the common stock of the company. As of 12/31/2011 the company would need to issue 13,728,318 of common shares if all of the Series B preferred was converted.

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Financial Operations Overview

In 2009 we began sales of our H.A.R.D. Nutrition Functional Water System.   From our inception to December 31, 2011, we had incurred an accumulated deficit of $87,413,416. Our accumulated deficit through December 31, 2011 is primarily attributable to our issuance of stock compensation.

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

We have entered into an accounts receivable factoring agreement with Liquid Capital  pursuant to which we have agreed to sell and Liquid Capital has agreed to purchase certain of the accounts arising from the sale of our products.  Liquid Capital in its sole discretion may advance up to 80% of the face amount of the accounts purchased less an applicable discount fee up to a maximum of $75,000.  In order to secure our payment of all our indebtedness and obligations to Liquid Capital, we granted Liquid Capital a security interest and lien upon our accounts and our other assets.   The agreement with Liquid Capital has a term of one year and may be terminated by either party upon 30 days prior written notice and immediately by Liquid Capital upon an event of default as defined in the agreement.  There can be no assurance that the funds derived from this arrangement will be sufficient to meet our needs.  Subsequent to year-end we entered into a $10 million equity funding facility with Centurion Private Equity, LLC.  This facility gives us the right to sell shares of our common stock to Southridge at a price determined by the current market.  These sales are limited by our trading volume and price limitations determined by the Company and there can be no assurance that we will be able to use such facility.

Results of Operations

Year ended December 31, 2011 Compared to year ended December 31, 2010

Revenue- During the year ended December 31, 2011 we generated revenue of $328,701, a substantial portion of which is attributable to the sale of our H.A.R.D, Nutrition Functional Water System which commenced in August 2009.  This represented an approximate 46% decrease from the prior year.  This decrease was principally due to the complete elimination of advertising in 2011 except for the November test of our new long form infomercial.  During the same period of 2010, we had revenue of $605,493.  Our gross margin increased from $133,915 for the year ended December 31, 2010 to $139,798 for the year ended December 31, 2010.   The improvement in our COGS in 2011 vs. 2010 was created by several factors:  The reduction in sales reduced the related shipping costs associated with production and delivery of our product, in 2011 the amount of product that was written off due to spoilage was greatly reduced and the salvaging of the pill packs, which have a two year shelf life vs. the one yr shelf life of the drink increased these savings.  These reductions were partially offset by the allocation of salaries to the production costs of the dry products on the HARD Nutrition side of the company.

Sales of our H.A.R.D, Nutrition Functional Water System and H.A.R.D. Nutrition supplement accounted for 83% and 17% respectively of our revenue for the year ended December 31, 2011.   At least 60% of our sales of our H.A.R.D. Nutrition Functional Water System were attributed to indirect sales to King Soopers.

Expenses- Our total operating expenses for the year ended December 31, 2011 was $5,079,955 as compared to $5,174,524 for the year ended December 31, 2010.

General and administrative expenses were $3,151,663 and $3,860,941 for the years ended December 31, 2011 and December 31, 2010, respectively and included salaries, travel expenses, legal, accounting and other professional fees and occupancy related expenses.  The majority of this decrease was due to the decreased professional, legal and audit fees since we no longer incurred fees related to our preparation and filing of a registration statement on Form S-1 and a Form 15-C-211 filing.  Included in general and administrative expenses was stock based compensation expenses for services provided to vendors and employees of $125,973 and $1,156,440 for the year ended December 31, 2011 and 2010, respectively. The remaining general and administrative expenses $3,025,870 and $2,704,501 for the years ended December 31, 2011 and 2010, respectively included $1,434,668 and $1,243,910 for salaries, $110,963 and $203,519 for travel expenses, $1,204,051 and $952,748 for legal accounting and other professional expenses and $166,814 and $215,627 33 for occupancy related expenses.

Sales and marketing which consisted of advertising and other promotional expenses increased when comparing 2011 and 2010. Sales and marketing expenses were $1,842,391 and $1,227,890 for the years ended December 31, 2010 and December 31, 2011, respectively and included stock based compensation for services provided by vendors and employees of $294,302 and $357,068 for the years ended December 31, 2011 and 2010, respectively. The remaining sales and marketing expenses, $1,548,089 and $870,822 for the years ended December 31, 2011 and 2010, respectively included $584,429 and $586,828, respectively for advertising including over $500,000 spent on the production of our long form infomercial.

Interest expense decreased by approximately 95% from 2011 to 2010 because of the interest expense related to warrant liability which changed from an expense of $1,855,400 in 2010 to income of $1,063,800 in. The loss on retirement of debt increased 30% from 2010 to 2011 due to increased conversions of debt into equity.

Net loss for the year ended December 31, 2011 decreased by approximately 26% to $7,383,739 as compared to $10,018,412 for the period ended December 31, 2010 and was primarily attributable to the decrease in interest expense related to warrants.

Liquidity and Capital Resources

Revenues

At December 31, 2011 we had cash and cash equivalents of $15,939 as compared to $23,234 at December 31, 2010.  Our working capital deficit at December 31, 2011 was $5,485,147 and at December 31, 2010 was $3,705,277.

For the twelve months ended December 31, 2011 our cash used in operating activities was $2,540,938.  Our primary sources and uses of cash from operating activities for the period were losses from operations, excluding common stock issued for services, loss on retirement of debt and depreciation and amortization of $4,531,496 plus a deferral of $776,177 in salaries and royalties payable to our officers offset by a decrease in warrant liability of $1,063,800.

Net cash used in investing activities for the twelve months ended December 31, 2011 was $0.

Net cash provided by financing activities for the twelve months ended December 31, 2011 was $2,533,643 which included $2,582,500 from the issuance of notes.

At December 31, 2011 we had cash and cash equivalents of $15,935 as compared to $23,234 at December 31, 2010.  Our working capital deficit at December 31, 2011 was $5,485,147 and at December 31, 2010 was $3,75,277.

For the twelve months ended December 31, 2011 our cash used in operating activities was $3,705,275.  Our primary sources and uses of cash from operating activities for the period were losses from operations..

Net cash provided by financing activities for the twelve months ended December 31, 2011 was $2,533,643.

Current and Future Financing Needs

We have incurred an accumulated deficit of $87,413,416 through December 31, 2011. We have incurred negative cash flow from operations since we started our business. At December 31, 2011, we had short term and long term debt of $6,683,153   We have no commitment for additional funding other than the factoring arrangement and the $10 million equity financing agreement that we have entered into. In addition, we have lease commitments of $206,832 and $69,260 for 2012 and 2013.  We also have minimum salary commitments for compensation to our Chief Executive Officer and Executive Vice President in accordance with the terms of their employment agreements that range from $750,000 to $1,007,031, per year We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our advertising and marketing campaign, and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements for the next few months. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we may need to raise additional funds, whether through a stock offering or otherwise.

We also have note payable commitments with respect to various notes payable issued to unaffiliated third parties who are accredited investors. A summary of notes payable as of December 31, 2011 is as follows: At December 31, 2011 we had 46 notes outstanding, of which ten notes or 9% of the aggregate principal balance were past due.  To date, no demand for payment has been made.  Three notes in the aggregate principal amount of $563,156 bearing interest at a range from 6% to 36% are past due and to date no demand for payment has been made.  Notes in the aggregate principal amount of $462,873 bearing interest at a rate of 15% are owed to 7 investors in our private placements are past due and to date no demand for payment has been made.  Notes in the aggregate principal amount of $ $926,142 owed to four investors with a maturity date of July 1, 2013. These notes bear interest at a range from 6% to 16% per annum. Three of these notes with a total principal amount of $592,933 are callable by holder anytime after January 1, 2012 and were called in 2012. The $5 million revolving note with a principal outstanding balance as of December 31, 2011 of $1,278,270 bears interest at a rate of 10.25% per annum and matures on January 1, 2015.  The revolving note can be converted into shares of common stock at 20% of the closing price of the stock on the day prior to conversion.  During the year ended December 31, 2011, $1,035,000 was assigned to other lenders of which $271,253 is outstanding principle at the balance sheet date.  The conversion rates for these assigned notes range from 50% - 70% of the average closing trade or bid price for the five to ten days prior to conversion; and others have a conversion rate the lower of a set dollar amount or 60 - 65% of the lowest two trade or bid prices for the 5-10 days prior to the conversion date.

We have 12 notes payable with an aggregate principal balance of $1,078,333 originated in 2010 and 2011 with a 36 month maturity bearing interest at 16%.  We have 6 notes payable with an aggregate principal balance of $1,077,000 originated in 2011 with a 24 month maturity bearing interest at 12%. 82 shares of Series B preferred stock was issued in conjunction with these notes.  One of these 6 note holders with a principle balance of $125,000 has initiated a suit to collect past due interest and to call the note. We have one note payable originated in 2011that converted a payable overdue to one of our vendors.  The note bears interest at 4% and has a maturity of 12/31/13.  We have 2 notes payable originated in 2011 with an aggregate principal balance of $85,500 originated in 2011 with a 9 month maturity bearing interest at 8%. These notes are convertible into common stock after 6 months.  We have one note payable originated in 2011 with an aggregate principal balance of $252,500 originated in 2011 with a maturity date of December 31, 2015 bearing interest at 4%. We have 1 note payable originated in 2011 with an aggregate principal balance of $60,000, bearing 4% interest, which matures in 2012 and carries a 15% redemption premium.

Related Party Notes

We have 1 note payable originated in 2011 with an aggregate principal balance of $326,000 due in 2012 bearing interest at 6%. This note is from Cut & Dried Productions, LLC a company that Richard Pearce, the CEO of DC Brands International, owns a majority of.  One of the 12 notes payable with an aggregate principal balance of $1,078,333 originated in 2010 and 2011 with a 36 month maturity bearing interest at 16% is due to Bob Armstrong, the CFO, in the amount of $5,000.We still have two notes with a principal balance of $1,650,840 that are related party payables owed to Richard Pearce and Jeremy Alcamo. They bear interest at a rate of 10% and are callable with 366 days notice which classifies them as long term debt.  Upon the occurrence of: (i) a change in ownership of twenty percent (20%) or more of our outstanding shares of common stock, (ii) our consummation of  a debt or equity financing or any combination thereof and our receipt of  gross proceeds of Five Million Dollars ($5,000,000) or more from such financing, or (iii) our termination of our employment agreement with Richard Pearce or Jeremy Alcamo  Richard Pearce or Jeremy Alcamo at their option shall have the right to immediately seek payment of the entire amount due and payable with interest thereon.

A summary of notes payable as of December 31, 2011 is as follows:

	Current	Long Term	Total
1 Note payable, originated in 2004, due in 2006,	$538,890	$-	$538,890
6% interest rate, secured by assets of
DC Brands, LLC, a wholly owned subsidiary

1 Note payable originated in 2007, due in 2007,	10,000	-	10,000
36% interest, unsecured

1 Notes payable originated in 2007, due in 2008,	14,266	-	14,266
24% interest, unsecured

7 Notes payable, originated in 2008,	462,873	-	462,873
due at various dates from July to August
2010, 15% interest, unsecured

6 Notes payable, originated in 2010, due	271,253	1,007,017	1,278,270
January 1, 2015, 10.25% interest, unsecured

3 Notes payable, originated in 2010, due	592,933	-	592,933
July 1, 2013, callable by Noteholders after
January 1, 2012, 6% interest, unsecured

1 Note payable, originated in 2010, due	-	333,209	333,209
July 1, 2013, 16% interest, unsecured

12 Notes payable, originated in 2010 and 2011, due	-	1,078,333	1,078,333
due at various dates from July 2013 to March 2014,
16% interest, unsecured

1 Note payable, originated in 2011, due	94,767	-	94,767
Dec 31, 2013, 4% interest, unsecured

6 Notes payable, originated in 2011, due to be	750,000	325,000	1,075,000
repaid from a portion of gross sales beginning in
Feb 2012, 12% interest, unsecured

2 Notes payable, originated in 2011, due	85,500	-	85,500
Aug & Sept, 2012, 8% interest, unsecured

1 Note payable, originated in 2011, due		252,500	252,500
Dec 31, 2015, 10.25% interest, unsecured

1 Notes payable, originated in 2011, due in 2012	60,000	-	60,000
4% interest and a 15% redemption premium

1 Notes payable, originated in 2011, due in 2012	326,000	-	326,000
6% interest

	3,206,483	2,996,059	6,202,542
Unamortized discount	-	(1,170,230)	(1,170,230)

	$3,206,483	$1,825,829	$5,032,312

Related party notes
2 Notes payable, originated in 2010, callable	$-	$1,650,841	$1,650,841
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

		Current	Long Term	Total
1	Note payable, originated in 2004, due in 2006,	541,995	-	541,995
	6% interest rate, secured by assets of
	DC Brands, LLC, a wholly owned subsidiary

1	Note payable originated in 2005, due on demand,	242,188	-	242,188
	non interest bearing, unsecured

1	Note payable originated in 2005, due on demand,	14,500	-	14,500
	non interest bearing, unsecured

1	Note payable originated in 2007, due in 2007,	10,000	-	10,000
	36% interest, unsecured

1	Note payable originated in 2007, due in 2008,	14,266	-	14,266
	24% interest, unsecured

7	Notes payable, originated in 2008,	462,873	-	462,873
	due at various dates from July to August
	2010, 15% interest, unsecured

1	Note payable, originated in 2010, due	-	1,893,708	1,893,708
	January 1, 2015, 10.25% interest, unsecured

3	Notes payable, originated in 2010, due	-	592,933	592,933
	July 1, 2013, callable after January 1, 2012
	6% interest, unsecured

1	Note payable, originated in 2010, due	-	333,209	333,209
	July 1, 2013, 16% interest, unsecured

9	Notes payable, originated in 2010, due	-	773,333	773,333
	due at various dates from July to September 2013,
	16% interest, unsecured

2	Notes payable, originated in 2007, due in	15,252	-	15,252
	monthly installments, maturing 2011 to 2012, interest
	from 1.9% to 11%, secured by motor vehicles

		1,301,074	3,593,183	4,894,257
Unamortized discount		-	(919,624)	(919,624)

		$1,301,074	$2,673,559	$3,974,633

Related party notes
2	Notes payable, originated in 2010, callable	$-	$1,650,841	$1,650,841
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

Southridge has committed to purchase up to $10 million of our common stock. From time to time during the term of the Equity Line, and at our sole discretion, we may present Southridge with a put notice requiring them to purchase shares of our common stock. The purchase price of the shares will be equal to ninety-two percent (92%) of the average of the two lowest closing bid prices for our common stock (the “Market Price”) during the five (5) trading day period beginning on the trading day immediately following the date Southridge receives our put notice.   As a result, our existing shareholders will experience immediate dilution upon the purchase of any of the shares by Southridge. The issue and sale of the shares under the Equity Purchase Agreement may also have an adverse effect on the market price of the common shares. Southridge may resell some, if not all, of the shares that we issue to it under the Equity Purchase Agreement and such sales could cause the market price of the common stock to decline significantly. To the extent of any such decline, any subsequent puts would require us to issue and sell a greater number of shares to Southridge in exchange for each dollar of the put amount. Under these circumstances, our existing shareholders will experience greater dilution.

We have based our estimate on assumptions that may prove to be wrong.  As previously stated, we may need to obtain additional funds in the next couple of months or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements.  We do not have any committed sources of financing at this time, other than the 10 million equity financing agreement that we signed in 2011, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all.  If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted.  If we are not able to obtain financing when needed, we may be unable to carry out our business plan.  As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Subsequent to the year ended, we raised an aggregate of $250,000 from one investor through the issuance of notes.   The notes bear interest at a rate of 12% per annum and mature in 36 months. We also raised $244,500 in new debt from an existing debt holder.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources.  Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of our financial statements are reasonable.  Management regularly reviews these estimates and judgments for impairment, valuation and other changes in estimate.  Our critical account estimates are set forth below and have not changed during 2011.  There were no changes to any estimates or judgments that had a material impact on the financial presentation.

The critical accounting policies affecting our financial reporting are summarized in Note 1 to the consolidated financial statements included in this prospectus. Policies involving the most significant judgments and estimates are summarized below.

Accounts Receivable

Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. Management continually monitors accounts receivable balances and provides for an allowance for doubtful accounts at the time collection becomes questionable based on payment history or age of the receivable. We sell products generally on net 30 day terms. We do not normally charge financing fees on late payments. Accounts receivable are charged to the allowance for bad debts when we have exhausted all reasonable means of collection.  We did not have an allowance for doubtful accounts at December 31, 2011, or December 31, 2010 as we deemed our accounts receivable all to be collectible.

Our method of determining the allowance for doubtful accounts and estimates used therein are subject to the risk of change if, in the future, our sales volume and type of customers would change.

As of December 31, 2011 and 2010, there were no past due receivables.

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

We did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2011.

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

Warrant Liability

The warrant liability is calculated using a Barrier Option Model with MonteCarlo Simulation from Global Derivatives.com.  The current stock price, the stock volatility for the prior three months and the risk free rate (treasury bills) equal to the remaining term of the warrants are the inputs used in this valuation model.  This model specifically addresses the fact that no additional shares of stock will need to be issued if our stock price hits the target (barrier) of $.50 or $.15.  The stock volatility for any quarter is capped at 90% as volatilities greater than this produce an unreasonably low estimation of liability.  This amount is adjusted quarterly based upon the changes in valuation provided by the model. There were no warrants outstanding as of December 31, 2011 as they had all expired or been paid off with the issuance of additional shares of common stock. The valuation model produced a $1,448,400 warrant liability as of December 31, 2010 respectively.

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

Recently Issued Accounting Standards

During the year ended December 31, 2011, there were several new accounting pronouncements issued by the FASB the most recent of which was Accounting Standards Update No. 2011-12—Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.

Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is not effective based on those criteria. The COSO framework requires rigid adherence to control principles that require sufficient and adequately trained personnel to operate the control system. The Company has insufficient accounting personnel for it to be able to segregate duties as required by COSO. The Company does not have sufficient resources to maintain all the reference material required to ensure that Company personnel are properly advised and trained to prepare complete disclosures in its financial information and as a result must rely on its independent registered public accounting firm to assist in these matters. Management is considering adding additional accounting staff, but at the present time does not have the financial resources to make the commitment.

The Company’s management, including its Chief Executive Officer and Principal Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As a result of internal control weaknesses, there were eleven post closing accounting entries made to the books and records. These entries were discovered through the joint efforts of management and the auditors. In addition, certain disclosures were added to this filing to fulfill the COSO requirements and the requirements of Regulation S-X.

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

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Executive Officers

The following table sets forth the name of our executive officers and directors and the position held by each:

Name	Age	Position
Richard Pearce	50	President, Chief Executive Officer, and Chairman of the Board of Directors
Bob Armstrong	50	Chief Financial Officer
Jeremy Alcamo	38	Executive VP and Director serving on the Board
Wade Brantley	53	Director of Investor Relations and Director serving on the Board
Robert Nikkel	62	Chief Herbalist
Peter Papilion	57	Director serving on the Board

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

Mr. Pearce has been associated with us for over 9 years and brings to the board extensive knowledge about our business operations.  He also brings to the Board significant executive leadership and operational experience.  Mr. Pearce’s prior business experience with other manufacturers of products, along with his tenure at our company, we believe gives him broad and extensive understanding of our operations and the proper role and function of the Board.

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

None of our board members other than Peter Papillion are “independent” in accordance with rule 4200(a)(14) of the Nasdaq Marketplace Rules. Our board of directors does not have an “audit committee financial expert,” within the meaning of that phrase under applicable regulations of the Securities and Exchange Commission, serving on the audit committee. The board of directors believes that each member is financially literate and experienced in business matters and is capable of (1) understanding generally accepted accounting principles (“GAAP”) and financial statements, (2) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (3) analyzing and evaluating our financial statements, (4) understanding our internal controls and procedures for financial reporting, and (5) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that no audit committee member has obtained these attributes through the experience specified in the SEC's definition of “audit committee financial expert.” Further, as is the case with many small companies, it would be difficult for us to attract and retain board members who qualify as “audit committee financial experts,” and competition for such individuals is significant. The board of directors believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”

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

ITEM 11.   EXECUTIVE COMPENSATION

During the year ended December 31, 2011 and 2010 we did not issue any options or shares of restricted stock to any named officers or directors in connection with their employment or service to the Company and there are no outstanding equity awards as of December 31, 2011 or 2010.

Executive Compensation

The following table sets forth all compensation awarded, earned or paid for services rendered to our executive officers that exceeded $100,000 during each of the fiscal years ended December 31, 2010 and 2009.

Summary Compensation Table

Name and	Year	Salary	Bonus	Option	Stock	All Other	Total
Principal	(b)	($)(c)	($)(d)	Awards	Awards	Compensation	($)(i)
Position				($)(f)	($)(g)	($)(h)
(a)
		(1)(2)				(3)
Richard Pearce,	2011	725,000	-	-		5,027	730,027
President & CEO	2010	625,000	-	-		4,867	629,867

Jeremy Alcamo	2011	129,167	-	-		-	129,167
Executive Vice President	2010	125,000	-	-		-	125,000

(1) Salary shown in the table represents salary earned by Mr. Pearce.  Mr. Pearce deferred salary of $596,538 and $689,424 in 2011 and 2010, respectively.
(2) Salary shown in the table represents salary earned by Mr. Alcamo.  Mr. Alcamo deferred salary of $71,134 and $71,646 in 2011 and 2010, respectively.
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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We determine beneficial ownership based on the rules of the Securities and Exchange Commission.  In general, beneficial ownership includes shares over which a person has sole or shared voting or investment power and shares which the person has the right to acquire within 60 days.  Unless otherwise indicated, the persons listed below have sole voting and investment power over the shares beneficially owned. As of December 31, 2011 we had 199,113,770 shares of common stock outstanding.

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)	Percentage of Class
Richard Pearce(2)	213,104,642	52.02%
Bob Armstrong	473,049	*
Jeremy Alcamo	72,500	*

Peter Papilion	4,500	*
Wade Brantley	84,500	*
Robert Nikkel	25,000	*

All executive officers and directors as a group (seven persons)	213,764,190	52.18%
Scott Allen Richter (3)	27,546,182	6.72%

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

(2)  Includes 1,226,327 shares that Mr. Pearce has the right to purchase in accordance with the terms of his Employment Agreement. Excludes 91,111 shares of Series A Preferred Stock that Mr. Pearce owns that allows him the right to vote 51.25% of the outstanding voting stock or 209,328,315 votes.

(3) The share ownership by Mr. Richter is based upon transfer agent records provided as December 2012 and has not been further verified.

All common shares have been retroactively adjusted for the 10 for 1 reverse stock split authorized by the board on June 27, 2011 and effective July 28, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had related party payables of $1,413,569 and $637,392 at December 31, 2011 and 2010, respectively consisting primarily of deferred salaries payable and royalties payable to its officers.  Of the $1,413,569 of related party payables, $1,259,129 was owed to Mr. Pearce ($1,248,399 for deferred salary payable and $11,194 for royalties owed in accordance with the bottle cap license agreement) and $153,974 was owed to Mr. Alcamo ($142,780 for deferred salary payable and $11,194 for royalties owed in accordance with the bottle cap license agreement).  Richard Pearce, our Chief Executive Officer, and Jeremy J Alcamo, our Executive Vice President, have received a design patent in the United States (US D 576,877S) for the flip-top compartment which we currently use on our H.A.R.D. Nutrition bottles, which they have licensed to us on an exclusive basis for a fee based upon the number of products sold that contain the cap.  The royalty agreement with Richard Pearce and Jeremy Alcamo is for a term of five years and is renewable by the Company for five additional one year terms and provides that they are entitled to receive 5 cents per cap or 2 1/2 cents each for each bottle cap sold.  The bottle cap is a specialized cap that contains the vitamin supplements in the Company’s functional water system. The agreement may be immediately terminated upon the occurrence of: (i) a default in payments due thereunder if the default has continued for ten days after notice of the default was given; (ii) upon a party’s insolvency, assignment for the benefit of creditors of filing of a bankruptcy petition; or (iii) a party’s refusal or failure to perform an obligation under the agreement if such default is not cured within ten days of notice thereof.   The related party payables are non-interest bearing and due on demand.  We have 1 note payable originated in 2011 with an aggregate principal balance of $326,000 due in 2012  bearing interest at 6%. This note is from Cut & Dried Productions, LLC a company that Richard Pearce, the CEO of DC Brands International, owns a majority of.  One of the 12 notes payable with an aggregate principal balance of $1,078,333 originated in 2010 and 2011 with a 36 month maturity bearing interest at 16% is due to Bob Armstrong, the C.F.O. in the amount of $5,000.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees including expenses billed to us for the years ended December 31, 2011 and 2010, for professional services performed by Turner, Stone and Company were as follows:

	2011	2010

Audit Fees and Expenses	$48,650	$123,875
Audit-Related Fees
Tax Fees	-	24,000
All Other Fees	-
Total	$48,650	$147,875

ITEM 15.	EXHIBITS

(a) Financial Statements

1. These financial statements are set forth in Item 8.

2. No financial statement schedules are required.

(b) Reports on Form 8-K

There are no Reports on Form 8-K

(c) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation filed on April 29, 1998(1)
3.2	By-Laws(1)
3.3	Articles of Amendment filed on August 23, 2004(1)
3.4	Articles of Amendment filed on December 3, 2004 (1)
3.5	Articles of Amendment filed on January 31, 2006 (1)
3.6	Certificate of Designations for Series A Preferred Stock filed on May 21, 2007 (1)
3.7	Articles of Amendment filed on August 31, 2007 (1)
3.8	Certificate of Correction to Certificate of Designations(1)
3.9	Form of Warrant for purchase of up to 4,000,000 shares of common stock (2)
3.10	Form of Warrant for purchase of up to 2,000,000 shares of common stock(2)
3.11	Articles of Amendment filed July 9, 2010(3)
3.12	Articles of Amendment filed July 12, 2011 (4)
3.13	Certificate of Designations for Series B Preferred Stock (5)
5.1	Opinion of Gracin & Marlow, LLP*
10.1	License Agreement (1)
**10.2	Employment Agreement dated October 1, 2004 between DC Brands International, Inc. and Richard Pearce (1)
**10.3	Exchange Agreement dated June 8, 2007 between Richard Pearce and DC Brands International, Inc. (1)
**10.4	Exchange Agreement dated March 24, 2008 between Richard Pearce and DC Brands International, Inc.(1)
**10.5	Employment Agreement dated May 1,2010 between DC Brands International, Inc and Jeremy Alcamo(1)
10.6	Endorsement Agreement dated October 21, 2009 between DC Brands International, Inc and Chris Andersen(2)
10.7	Sales Representative Contract dated March 15,2 010 between Acosta, Inc. and DC Brands International, Inc.(1)
10.8	Purchase and Sale Agreement dated as of June 4, 2010 between Liquid Capital Exchange, Inc. and DC Brands International, Inc.(1)
10.9	Investment Agreement, dated January 31, 2011, by and between the Company and Centurion Private Equity, LLC (6)
10.10	Registration Rights Agreement, dated January 31, 2011, by and between the Company and Centurion Private Equity, LLC (6)
10.11	Equity Purchase Agreement, dated July 8, 2011, by and between the Company and Southridge Partners II, LP (7)
10.12	Registration Rights Agreement, dated July 8, 2011, by and between the Company and Southridge Partners II, LP (7)
14	Code of Conduct *
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002. *

***+101.INS	XBRL Instance Document
***+101.SCH	XBRL Taxonomy Extension Schema Document
***+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
***+101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 10, 2010.

(2) Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on June 22, 2010.

(3) Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 14, 2010.

(4) Incorporated by reference to the Company’s Information Statement on Schedule DEF 14C filed with the Securities and Exchange Commission on July 7, 2011.

(5) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the Securities and Exchange Commission on November 14, 2011.

(6) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2011.

(7) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2011.

* Filed herewith.
**Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report
*** As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

DC BRANDS INTERNATIONAL, INC.

Consolidated Financial Statements
And
Report of Independent Registered Public Accounting Firm
December 31, 2011 and 2010

Board of Directors and Stockholders
DC Brands International, Inc. and subsidiaries
Denver, Colorado

We have audited the accompanying consolidated balance sheets of DC Brands International, Inc. and subsidiaries, (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DC Brands International, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses, negative cash flows from operations and had negative working capital at December 31, 2011 and 2010, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Turner, Stone & Company, L.L.P.

Certified Public Accountants
Dallas, Texas
March 30, 2012

DC BRANDS INTERNATIONAL, INC.

Consolidated Financial Statements

As of December 31, 2011 and 2010

DC Brands International, Inc.

Consolidated Balance Sheets

As of December 31

	2011	2010

Assets
Current assets
Cash and cash equivalents	15,939	$23,234
Accounts receivable	29,843	72,857
Inventory	161,011	305,307
Total current assets	206,793	401,398

Property and equipment, net	18,390	109,418

Total assets	225,183	$510,816

Liabilities
Current liabilities
Accounts payable	207,931	$388,447
Accrued interest payable	863,320	330,723
Accrued liabilities	637	637
Related party payable	1,413,569	637,392
Warrant liability	-	1,448,400
Short-term notes payable and current portion of long-term debt	3,206,483	1,301,074
Total current liabilities	5,691,940	4,106,673
Long-term debt to related party	1,650,841	1,650,841
Long-term debt (Net of Unamortized Discount of $1,142,285 in 2011 and $919,624 in 2010)	1,825,829	2,673,559
Total liabilities	9,168,610	8,431,073

Stockholders' deficit
Preferred Stock, $0.001 par value; 25,000,000 shares authorized
Series A Preferred Stock, 100,000 shares authorized; shares issued
and outstanding - 91,111 shares in 2011 and 2010	91	91
Series B Preferred Stock, 2,500 shares authorized; shares issued
and outstanding - 86 shares in 2011 and 0 shares in 2010	-	-
Common Stock, $0.001 par value; 500,000,000
shares authorized; shares issued and outstanding
- 199,113,770 in 2011 and 30,216,778 in 2010	199,114	30,217
Additional paid in capital	78,270,784	72,237,889
Issuances in exchange for promotional consideration	-	(158,776)
Accumulated deficit	(87,413,416)	(80,029,677)
Total stockholders' deficit	(8,943,427)	(7,920,257)

Total liabilities and stockholders' deficit	225,183	$510,816

The accompanying notes are an integral part of these financial statements.

DC Brands International, Inc.

Consolidated Statements of Operations

For the Twelve Months Ended December 31

	2011	2010
Net Revenues	$328,701	$605,493
Cost of goods sold	188,904	471,578
Gross margin	139,798	133,915

Operating Expenses
General and administrative (includes share based compensation of $125,793 in 2011 and $1,156,440 in 2010)	3,151,663	3,860,742
Sales and marketing (includes share based compensation of $294,302 in 2011 and $357,068 in 2010)	1,842,391	1,227,890
Depreciation and amortization	85,901	85,892
Total operating expenses	5,079,955	5,174,524
Loss from operations	(4,940,157)	(5,040,608)

Other Expense (Income)
Interest expense	1,282,797	1,206,715
Interest (income) expense - warrant liability	(1,063,800)	1,855,400
Loss on retirement of debt	2,481,273	1,915,697
Gain on extinguishment of debt	(256,688)	-
Total other expense (income)	2,443,582	4,977,812

Net Loss	$(7,383,739)	$(10,018,420)

Weighted average number of common shares outstanding	50,133,338	25,186,875

Basic and diluted net loss per common share	$(0.15)	$(0.40)

The accompanying notes are an integral part of these financial statements.

DC Brands International, Inc.

Consolidated Statements of Cash Flows

For the Twelve Months Ended December 31

	2011	2010
Cash used in operating activities
Net loss	$(7,383,739)	$(10,018,420)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	85,901	85,892
Common stock issued for services	1,445,348	1,653,508
Debt Issued for services	60,000	-
Loss on retirement of debt	2,481,570	1,915,697
Extinguishment of debt	(256,688)	-
Amortization of debt discount	458,677	562,884
Loss on sale of property and equipment	5,127
Changes in operating assets and liabilities:
Accounts receivable	43,014	112,250
Inventory	144,296	59,684
Prepaid expense		7,423
Accounts payable	(85,747)	(184,761)
Accrued interest payable	748,926	124,392
Accrued liabilities	-	(6,665)
Related party payable	776,177	628,956
Warrant liability	(1,063,800)	1,855,400
Net cash used in operating activities	$(2,540,938)	$(3,203,760)
Cash used in investing activities
Purchase of property and equipment	-	(28,703)
Net cash used in investing activities	$-	$(28,703)
Cash provided by financing activities
Proceeds from issuance of common stock	-	576,500
Interest accruals paid with stock		272,967
Proceeds from notes payable	2,582,500	2,531,500
Payment on notes payable	(48,857)	(206,632)
Net cash provided by financing activities	$2,533,643	$3,174,335
Net decrease in cash and cash equivalents	$(7,295)	$(58,128)
Cash and cash equivalents
Beginning of year	23,234	81,362
End of year	$15,939	$23,234

Supplemental Disclosure of Noncash
Investing and Financing Activities
Common stock issued for retirement of debt and accrued interest	$3,921,338	$3,415,905
Common stock issued for warrants	$384,600
Discount on common and preferred stock	$709,283
Accrued interest converted to common stock	$216,329
Notes payable converted to common stock	$2,258,436	$1,270,750
Addition to notes payable	$100,000
Reclassification from accounts payable to notes payable	$94,767
Preferred stock issued as incentive for debt	$416,783
Common stock issued as incentive for debt	$192,500	$1,373,900
Accrued interest refinanced into new note payable		$200,357
Notes payable refinanced		$2,341,338
Debt forgiven for warrant exercise		$250,000
Related party advance converted to notes payable		$1,650,841
Wattants issued as incentive to debt holder		$1,750,000
Supplemental Disclosure
Interest paid	$74,895	$117,689

The accompanying notes are an integral part of these financial statements.

DC Brands International, Inc.

Consolidated Statements of Stockholders’ Deficit

For the Twelve Months Ended December 31

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in	Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issuances	Deficit	Deficit
Balance, December 31, 2009, as previously reported	91,111	$91			201,569,720	$201,570	$63,283,790	$(375,844)	$(70,011,257)	$(6,901,650)
Effect of retroactive stock split (Note 7)	-	-	-	-	(181,412,748)	(181,413)	181,413	-	-	-
Balance December 31, 2009, as restated	91,111	91			20,156,972	20,157	63,465,203	(375,844)	(70,011,257)	(6,901,650)
Common stock issued in exchange for cash					913,000	913	575,587			576,500
Common stock issued in exchange for services					1,417,089	1,417	1,295,023	217,068		1,513,508
Common stock issued in exchange for retirement of debt					3,423,175	3,423	3,412,482			3,415,905
Warrants issued as incentive to debt holder					2,500,000	2,500	1,997,500			2,000,000
Common Stock issued on exercise of warrant					200,000	200	119,800			120,000
Common stock issued in conjunction with debt offering					1,606,542	1,607	1,372,293			1,373,900
Net loss									(10,018,420)	(10,018,420)
Balance, Dec 31, 2010	91,111	91	-	-	30,216,778	30,217	72,237,889	(158,776)	(80,029,677)	(7,920,257)
Common stock issued in exchange for cash						-				-
Preferred Stock issued with Debt			86	-			416,783			416,783
Common stock issued in exchange for services					5,988,137	5,988	1,280,584	158,776		1,445,348
Common stock issued in exchange for retirement of debt					158,757,855	158,758	3,762,579			3,921,337
Common stock issued in conjunction with debt offering					305,000	305	192,195			192,500
Common Stock issued for warrants					3,846,000	3,846	380,754			384,600
Net loss									(7,383,739)	(7,383,739)
Balance, Dec 31, 2011	91,111	$91	86	$-	199,113,770	$199,114	$78,270,784	$-	$(87,413,416)	$(8,943,427)

The accompanying notes are an integral part of these financial statements.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

Financial Condition

The Company has incurred significant losses and negative cash flows since its inception.   In addition, the Company had negative working capital (current assets less current liabilities) at December 31, 2011.  The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing.  Although the Company raised in excess of $500,000 in Debt/Equity financing subsequent to December 31, 2011, and believes that its prospects for securing additional financing are good, there can be no assurance given that it will be successful in its efforts to raise capital.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Accounts Receivable

The Company’s accounts receivable are unsecured, and the Company is at risk to the extent such amounts become uncollectible. Management continually monitors accounts receivable balances and provides for an allowance for doubtful accounts at the time collection becomes questionable based on payment history or age of the receivable. The Company sells products generally on net 30 day terms. The Company does not normally charge financing fees on late payments. Accounts receivable are charged to the allowance for bad debts when the Company has exhausted all reasonable means of collection.  The Company did not have an allowance for doubtful accounts at December 31, 2011 or December 31, 2010 as it deemed its accounts receivable all to be collectible.

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

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Property and Equipment

Property and equipment is recorded at the original cost to the Company and is depreciated or amortized over estimated useful lives of three to five years, and leasehold improvements are amortized over the remaining life of the lease, using the straight-line method, commencing when the asset is placed in service.  Depreciation expense totaled $85,901 and $85,892, for the twelve months ended December 31, 2011 and 2010, respectively.

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

Net Loss Per Common Share

Generally Accepted Accounting Principles (GAAP) provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Basic and diluted loss per share was the same as of December 31, 2011 and December 31, 2010.  Common stock equivalents of 1,226,327 shares outstanding at both December 31, 2011 and December 31, 2010 from stock issuable on demand as described in Footnote 7 – Stockholders’ Equity – Stock Rights were not included in the calculation of earnings per share because they would have been anti-dilutive.

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

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Advertising Expense

Advertising expense is expensed as incurred.  Advertising expense totaled $54,259 and $1,229,476 for the twelve months ended December 31, 2011 and 2010, respectively.

Secret Shopper Program

Our secret shopper program was initially conducted by the Company itself in 2009 using Company funds for repurchases.  Accordingly, we reversed sales for those products that we purchased, reversed the cost of goods sold for those products that we purchased and recorded a marketing expense for the amount of money used to repurchase the products as well as the amount of money used to retool the products.  Commencing 2010, we did not repurchase any products; however our Chief Executive Officer used approximately $30,000 of his own funds to repurchase products.   The only cost incurred by the Company during 2010 in connection with this program was approximately $3,000 for retooling of products that was included in marketing expense, as theses products were later used in our marketing events. There was no activity in 2011.

DC Brands International, Inc
Secret Shopper Program

Year Ended
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

As of December 31, 2011, one customer represented 47% and a second customer represented 42% of the company’s accounts receivable.  Both customers are wholesale distributors, one who provides product to the Company’s single largest retail grocery outlet, which represented 28% of the Company’s revenue volume during the twelve months ended December, 2011 and the other provides product to the military bases which represented 12% of the Company’s revenue volume during the twelve months ended December 31, 2011.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

The Company has no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities) as of December 31, 2011.  The Company’s financial instruments include cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued interest payable, accrued liabilities, related party payables, notes payable and warrant liability.   The carrying amounts of all these financial instruments approximate their fair value due to their short maturities with the exception of warrant liability.  The warrant liability is adjusted at each reporting period based upon the Company’s stock price as described more fully in Footnote 7 – Stockholder’s Equity – Warrants.

Recent Accounting Pronouncements

During the year ended December 31, 2011, there were several new accounting pronouncements issued by the FASB the most recent of which was Accounting Standards Update No. 2011-12—Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.

Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

2.	Inventory

Inventory consisted of the following:

	2011	2010
Finished goods	$68,173	$174,555
Work in process	47,365	71,358
Raw materials	45,473	59,394
	161,011	305,307
Allowance for obsolescence	-	-
	$161,011	$305,307

3.	Property and Equipment

Property and equipment consisted of the following:

	2011	2010
Leasehold improvements	$14,004	$14,004
Office furniture and fixtures	31,521	31,521
Vehicles	226,843	231,970
Warehouse equipment	103,134	103,134
Computer equipment	75,170	75,170
	450,672	455,799
Accumulated depreciation	(432,282)	(346,381)
	$18,390	$109,418

4.	Commitments and Contingencies

The Company leases office and warehouse space under a non-cancellable operating lease expiring in April 2013.  Future minimum lease payments under the lease are as follows:

Years Ending December 31,

2012	$206,832
2013	$69,260

Minimum salary commitments under contracts with the Company’s CEO and Executive Vice-President are as follows:

Years Ending December 31,

2012	$962,812
2013	$1,007,031
2014	$750,000

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

5.	Notes Payable

A summary of notes payable as of December 31, 2011 is as follows:

	Current	Long Term	Total
1 Note payable, originated in 2004, due in 2006,	$538,890	$-	$538,890
6% interest rate, secured by assets of
DC Brands, LLC, a wholly owned subsidiary

1 Note payable originated in 2007, due in 2007,	10,000	-	10,000
36% interest, unsecured

1 Note payable originated in 2007, due in 2008,	14,266	-	14,266
24% interest, unsecured

7 Notes payable, originated in 2008,	462,873	-	462,873
due at various dates from July to August
2010, 15% interest, unsecured

6 Notes payable, originated in 2010, due	271,253	1,007,017	1,278,270
January 1, 2015, 10.25% interest, unsecured

3 Notes payable, originated in 2010, due	592,933	-	592,933
July 1, 2013, callable by Noteholders after
January 1, 2012, 6% interest, unsecured

1 Note payable, originated in 2010, due	-	333,209	333,209
July 1, 2013, 16% interest, unsecured

12 Notes payable, originated in 2010 and 2011, due	-	1,078,333	1,078,333
due at various dates from July 2013 to March 2014,
16% interest, unsecured

1 Note payable, originated in 2011, due	94,767	-	94,767
Dec 31, 2013, 4% interest, unsecured

6 Notes payable, originated in 2011, due to be	750,000	325,000	1,075,000
repaid from a portion of gross sales beginning in
Feb 2012, 12% interest, unsecured

2 Notes payable, originated in 2011, due	85,500	-	85,500
Aug & Sept, 2012, 8% interest, unsecured

1 Note payable, originated in 2011, due		252,500	252,500
Dec 31, 2015, 10.25% interest, unsecured

1 Note payable, originated in 2011, due in 2012	60,000	-	60,000
4% interest and a 15% redemption premium

1 Note payable, originated in 2011, due in 2012	326,000	-	326,000
6% interest

	3,206,483	2,996,059	6,202,542
Unamortized discount	-	(1,170,230)	(1,170,230)

	$3,206,483	$1,825,829	$5,032,312

Related party notes
2 Notes payable, originated in 2010, callable	$-	$1,650,841	$1,650,841
with 366 day notice, 10% interest, unsecured

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

A summary of notes payable as of December 31, 2010 is as follows:

		Current	Long Term	Total
1	Note payable, originated in 2004, due in 2006,	541,995	-	541,995
	6% interest rate, secured by assets of
	DC Brands, LLC, a wholly owned subsidiary

1	Note payable originated in 2005, due on demand,	242,188	-	242,188
	non interest bearing, unsecured

1	Note payable originated in 2005, due on demand,	14,500	-	14,500
	non interest bearing, unsecured

1	Note payable originated in 2007, due in 2007,	10,000	-	10,000
	36% interest, unsecured

1	Note payable originated in 2007, due in 2008,	14,266	-	14,266
	24% interest, unsecured

7	Notes payable, originated in 2008,	462,873	-	462,873
	due at various dates from July to August
	2010, 15% interest, unsecured

1	Note payable, originated in 2010, due	-	1,893,708	1,893,708
	January 1, 2015, 10.25% interest, unsecured

3	Notes payable, originated in 2010, due	-	592,933	592,933
	July 1, 2013, callable after January 1, 2012
	6% interest, unsecured

1	Note payable, originated in 2010, due	-	333,209	333,209
	July 1, 2013, 16% interest, unsecured

9	Notes payable, originated in 2010, due	-	773,333	773,333
	due at various dates from July to September 2013,
	16% interest, unsecured

2	Notes payable, originated in 2007, due in	15,252	-	15,252
	monthly installments, maturing 2011 to 2012, interest
	from 1.9% to 11%, secured by motor vehicles

		1,301,074	3,593,183	4,894,257
Unamortized discount		-	(919,624)	(919,624)

		$1,301,074	$2,673,559	$3,974,633

Related party notes
2	Notes payable, originated in 2010, callable	$-	$1,650,841	$1,650,841
	with 366 day notice, 10% interest, unsecured

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

As of December 31, 2011 and 2010, ten notes payable totaling $1,026,030 and ten notes payable totaling $1,029,134, respectively, were past due.  There are no default penalties or fees that may be sanctioned against the Company for not paying the notes upon maturity. The Company intends to restructure these notes into long-term debt or equity.

The Company retired notes payable and accrued interest payable totaling $1,313,172 and $1,509,208 during the twelve months ended December 31, 2011 and 2010, respectively by issuing 158,757,855 and 34,231,740 shares of common stock during the twelve months ended December 31, 2011 and 2010, respectively. The Company valued the shares at $3,921,337 and $3,415,905 based upon the closing share price at each retirement date and recorded a loss on retirement of debt of $2,609,145 and $1,915,697 during the twelve months ended December 31, 2011, and 2010 respectively. The Company extinguished two notes during 2011 and realized a gain of $256,688.

The note payable due January 1, 2015 has a face amount of up to $5,000,000 and functions as a revolving line of credit. There was $3,721,730 of unused availability on the note at December 31, 2011. The revolving note can be converted into shares of common stock at 20% of the closing price of the stock on the day prior to conversion. During the year ended December 31, 2011, $1,035,000 was assigned to other lenders of which $271,253 is outstanding principle at the balance sheet date. The conversion rates for these assigned notes range from 50% - 70% of the average closing trade or bid price for the five to ten days prior to conversion; and others have a conversion rate the lower of a set dollar amount or 60 - 65% of the lowest two trade or bid prices for the 5-10 days prior to the conversion date.

Three notes totaling $305,000 were issued in 2011 bearing interest at 16% with a 36 month maturity. Six notes totaling $1,075,000 were issued in 2011 bearing interest at 12% with various maturities and a maximum 24 month maturity.  86 shares of Series B preferred stock was issued with these 6 notes that is convertible into 6.45% of the common stock of the company. Two notes totaling $85,500 were issued in 2011 bearing interest at 8% due in August and September 2012. These notes are convertible into common stock after 6 months at a discount of 42% ($53,000) or 45% ($32,500) of the average of the lowest 5 and 3 closing bid price in the 10 days prior to conversion respectively.  One note for $60,000 was issued in 2011 bearing interest at 4%.  It can be paid off at any time by the Company by paying a 15% redemption premium.  One note totaling $326,000 was issued in 2011 bearing interest at 6% due in 2012.

Transactions involving notes payable subsequent to December 31, 2011 are set forth in Note 10. Subsequent Events.

6.	Income Tax

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Current year and accumulated deferred tax benefit at the effective combined Federal and state income tax rate of 37.25% is $29,288,000 and a valuation allowance has been set up for the full amount because it is “more likely than not” that the accumulated deferred tax benefit will not be realized in the future.

The following table sets forth the components of estimated net deferred tax assets as of December 31, 2011 and 2010.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

	2011	2010
Deferred tax assets
NOL expense (benefit)	$29,288,000	$26,216,000
Less: valuation allowance	(29,288,000)	(26,216,000)
Net deferred tax asset	$-	$-

A reconciliation of estimated income tax expense at the statutory combined Federal and state income tax rate for the years ended December 31, 2011 and 2010 is as follows:

	2011		2010
Income tax expense combined rate	$2,787,000	37.25%	$3,731,000	37.25%
Impairment
Tax amortization	285,000	2.9%	285,000	2.9%
Increase in valuation allowance	(3,072,000)	(40.15)%	(4,016,000)	(40.15)%
Income tax expense	$-		$-

The Company has not filed tax returns since its inception. The Company is in the process of preparing past tax returns and does not believe that it will be exposed to any risk of penalty or forfeiture of NOLs.

7.	Stockholders’ Equity Transactions

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

The Company issued 913,000 shares of common stock during the twelve months ended December 31, 2010, in exchange for $576,500 in cash at prices ranging from $0.50 to $1.00 per share.

The Company issued 2,500,000 shares of common stock during the twelve months ended December 31, 2010, upon the exercise of options in exchange for $25,000 in cash at a price of $0.10per share.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

The Company issued 1,242,089 shares of common stock during the twelve months ended December 31, 2010, related to services provided by vendors.  The shares were valued at prices ranging from $0.6 to $1.30 per share. The shares were collectively valued at $1,156,440.

The Company issued 3,423,175 shares of common stock during the twelve months ended December 31, 2010, in order to pay off or pay down notes payable and accrued interest.  The common stock was valued at $0.60 to $1.30 per share.  The shares were collectively valued at $3,415,905.

The Company issued 1,606,542 shares of common stock during the twelve months ended December 31, 2010, related to the issuance of debt.  The shares were valued from $0.80 to $1.20 per share and collectively valued at $1,373,900.

The Company issued common stock during the twelve months ended December 31, 2011, as set forth below.  The common stock was valued at the fair market value at the date the Company became obligated to issue the shares.

The Company issued 3,846,000 shares of common stock during the twelve months ended December 31, 2011, for settlement of warrant liability.  The shares were valued at $384,600

The Company issued 5,988,137 shares of common stock during the twelve months ended December 31, 2011, related to services provided by vendors.  The shares were valued at prices ranging from $0.80 to $0.003 per share. The shares were collectively valued at $1,321,572.

The Company issued 158,757,855 shares of common stock during the twelve months ended December 31, 2011, in order to pay off or pay down notes payable and accrued interest.  The common stock was valued at $0.60 to $0.002 per share.  The shares were collectively valued at $3,921,337.

The Company issued 305,000 shares of common stock during the twelve months ended December 31, 2011, related to the issuance of debt.  The shares were valued from $0.80 to $0.50 per share and collectively valued at $192,500.

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

Series B Preferred Stock

The company issued 86 shares of Series B preferred stock in 2011. These shares were issued in conjunction with the issuance of $1,075,000 of debt.  The 86 shares of Series B preferred can be converted into 6.45% of the common stock of the company. As of 12/31/2011 the company would need to issue 13,728,318 of common shares if all of the Series B preferred was converted.

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

The warrant holders will receive restricted shares of common stock upon exercise of their warrants; however following exercise they will be entitled to piggyback registration rights under certain specified circumstances.  In 2011 the Company issued 3,846,000 shares as full settlement of these warrants.

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

Transactions involving common stock subsequent to December 31, 2011, are set forth in Note 10. Subsequent Events.

Equity Line of Credit

Southridge has committed to purchase up to $10 million of our common stock. From time to time during the term of the Equity Line, and at our sole discretion, we may present Southridge with a put notice requiring them to purchase shares of our common stock. The purchase price of the shares will be equal to ninety-two percent (92%) of the average of the two lowest closing bid prices for our common stock (the “Market Price”) during the five (5) trading day period beginning on the trading day immediately following the date Southridge receives our put notice.   As a result, our existing shareholders will experience immediate dilution upon the purchase of any of the shares by Southridge. The issue and sale of the shares under the Equity Purchase Agreement may also have an adverse effect on the market price of the common shares. Southridge may resell some, if not all, of the shares that we issue to it under the Equity Purchase Agreement and such sales could cause the market price of the common stock to decline significantly. To the extent of any such decline, any subsequent puts would require us to issue and sell a greater number of shares to Southridge in exchange for each dollar of the put amount. Under these circumstances, our existing shareholders will experience greater dilution.

8.	Share Based Compensation Expense

The Company recognizes expense associated with shares issued for services over the service period.  The shares are valued based upon the fair value of the common stock on the date that the Company becomes obligated to issue the shares.  Expenses associated with shares issued for services are as follows:

	2011	2010
General and administrative	$125,793	$1,156,440
Sales and marketing	294,302	357,068
	$420,095	$1,513,508

9.	Related Party Transactions

The Company had related party payables of $1,413,569 and $637,392 at December 31, 2011 and December 31, 2010, respectively consisting primarily of deferred salaries payable and royalties payable to its officers.  In June of 2010 $1,650,841 of related party payables were converted into two notes callable with 366 days notice and earning 10% interest.  The Company is party to a royalty agreement with two of the Company’s officers whereby the officers are entitled to receive $0.05 per cap for each bottle cap sold.  The bottle cap is a specialized cap that contains the vitamin supplements in the Company’s functional water system.  The officers collectively deferred $761,070 and $667,672 in salaries and $8,740 and $13,648 in royalties during the twelve months ended December, 2011 and 2010, respectively.  The related party payables are non-interest bearing and due on demand. We have 1 note payable originated in 2011 with an aggregate principal balance of $326,000 due in 2012 bearing interest at 6%. This note is from Cut & Dried Productions, LLC a company in which Richard Pearce, the CEO of DC Brands International owns a majority interest. Cut & Dried may also provide advertising and marketing support to DC Brands.  The Company has been reimbursed $60,000 during the year by Cut & Dried for the use of office space, personnel and other resources. One of the 12 notes payable with an aggregate principal balance of $1,078,333 originated in 2010 and 2011 with a 36 month maturity bearing interest at 16% is due to Bob Armstrong, the C.F.O. in the amount of $5,000. In 2011 the company converted an overdue payable to our attorneys Gracin & Marlow into a promissory note in the amount of $94,767.

10.	Subsequent Events

Subsequent to December 31, 2011, the Company issued common stock as follows:

	Shares	Common Stock	Additional Paid in Capital	Amount
For conversion of debt	279,851,439	$279,851	$880,460	$1,160,311
In exchange for services	6,000,000	6,000	12,000	18,000
	285,851,439	$285,851	$892,460	$1,178,311

The Company also sold an additional unit of $250,000, 12% debt and 20 shares of Series B Preferred stock. The Company also raised $244,500 by issuing debt to an existing lender.

On March 20, 2012 we have received approval of our stockholders and board of directors to increase our number of authorized common shares to 5,000,000,000. Our 14C was filed on March 28.

Three notes in the principal amount of $592,933 are callable after January 1, 2012 and have been called.

Exhibit Number	Description
3.1	Articles of Incorporation filed on April 29, 1998(1)
3.2	By-Laws(1)
3.3	Articles of Amendment filed on August 23, 2004(1)
3.4	Articles of Amendment filed on December 3, 2004 (1)
3.5	Articles of Amendment filed on January 31, 2006 (1)
3.6	Certificate of Designations for Series A Preferred Stock filed on May 21, 2007 (1)
3.7	Articles of Amendment filed on August 31, 2007 (1)
3.8	Certificate of Correction to Certificate of Designations(1)
3.9	Form of Warrant for purchase of up to 4,000,000 shares of common stock (2)
3.10	Form of Warrant for purchase of up to 2,000,000 shares of common stock(2)
3.11	Articles of Amendment filed July 9, 2010(3)
3.12	Articles of Amendment filed July 12, 2011 (4)
3.13	Certificate of Designations for Series B Preferred Stock (5)
5.1	Opinion of Gracin & Marlow, LLP*
10.1	License Agreement (1)
**10.2	Employment Agreement dated October 1, 2004 between DC Brands International, Inc. and Richard Pearce (1)
**10.3	Exchange Agreement dated June 8, 2007 between Richard Pearce and DC Brands International, Inc. (1)
**10.4	Exchange Agreement dated March 24, 2008 between Richard Pearce and DC Brands International, Inc.(1)
**10.5	Employment Agreement dated May 1,2010 between DC Brands International, Inc and Jeremy Alcamo(1)
10.6	Endorsement Agreement dated October 21, 2009 between DC Brands International, Inc and Chris Andersen(2)
10.7	Sales Representative Contract dated March 15,2 010 between Acosta, Inc. and DC Brands International, Inc.(1)
10.8	Purchase and Sale Agreement dated as of June 4, 2010 between Liquid Capital Exchange, Inc. and DC Brands International, Inc.(1)
10.9	Investment Agreement, dated January 31, 2011, by and between the Company and Centurion Private Equity, LLC (6)
10.10	Registration Rights Agreement, dated January 31, 2011, by and between the Company and Centurion Private Equity, LLC (6)
10.11	Equity Purchase Agreement, dated July 8, 2011, by and between the Company and Southridge Partners II, LP (7)
10.12	Registration Rights Agreement, dated July 8, 2011, by and between the Company and Southridge Partners II, LP (7)
14	Code of Conduct (8)
21	List of Subsidiaries (1)
22.1	Facilities Use Agreement*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith.

**Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report

*** As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

***+101.INS	XBRL Instance Document
***+101.SCH	XBRL Taxonomy Extension Schema Document
***+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
***+101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 10, 2010.

(2) Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on June 22, 2010.

(3) Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 14, 2010.

(4) Incorporated by reference to the Company’s Information Statement on Schedule DEF 14C filed with the Securities and Exchange Commission on July 7, 2011.

(5) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the Securities and Exchange Commission on November 14, 2011.

(6) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2011.

(7) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2011.

(8) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31,2 010 filed with the Securities and Exchange Commission on March 31, 2011.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, in Wheat Ridge, Colorado, on March 30, 2012.

DC BRANDS INTERNATIONAL, INC.

By:	/s/ Richard Pearce
Richard Pearce, Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Pearce	Chairman and Chief Executive Officer	March 30, 2012
Richard Pearce	(Principal Executive Officer)

/s/ Bob Armstrong	Chief Financial Officer	March 30, 2012
Bob Armstrong	(Principal Accounting Officer)

/s/ Jeremy Alcamo	Executive Vice President and Director	March 30, 2012
Jeremy Alcamo

/s/ Wade Brantley	Director	March 30, 2012
Wade Brantley

/s/ Peter Papilion	Director	March 30, 2012
Peter Papilion