Form 10-Q
period 2012-03-31
DC BRANDS INTERNATIONAL INC
filed 2012-05-15
CIK 1393463

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - Q
_______________________________

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 880,906,827 shares of common stock, $.001 par value per share, as of May 15, 2012.

Transitional Small Business Disclosure Format (Check one): Yes☐    No☒

DC BRANDS INTERNATIONAL, INC.

ITEM 1. FINANCIAL STATEMENTS

DC BRANDS INTERNATIONAL, INC.

Consolidated Financial Statements

As of March 31, 2012 and 2011

(Unaudited)

DC Brands International, Inc.

Consolidated Balance Sheets

As of March 31, 2012 and December 31, 2011

	March 31,	December 31,
	2012	2011
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$16,256	$15,939
Accounts receivable	36,272	29,843
Inventory	162,938	161,011
Total current assets	215,466	206,793

Property and equipment, net	23,230	18,390

Total assets	$238,696	$225,183

Liabilities
Current liabilities
Accounts payable	$91,876	$207,931
Accrued interest payable	1,058,104	863,320
Accrued liabilities	637	637
Related party payable	1,667,583	1,413,569
Short-term notes payable and current portion of long-term debt	3,066,161	3,206,483
Total current liabilities	5,884,361	5,691,940
Long-term debt to related party	1,650,841	1,650,841
Long-term debt (Net of Unamortized Discount of $1,044,458 as of March 31, 2012 and $1,170,230 as of December 31, 2011)	2,101,101	1,825,829
Total liabilities	9,636,303	9,168,610

Stockholders' deficit
Preferred Stock, $0.001 par value; 25,000,000 shares authorized
Series A Preferred Stock, 100,000 shares authorized; shares issued
and outstanding - 91,111 shares as of March 31, 2012 and December 31, 2011	91	91
Series B Preferred Stock, 2,500 shares authorized; shares issued
and outstanding - 106 shares as of March 31, 2012 and 86 shares as of December 31, 2011	-	-
Common Stock, $0.001 par value;5,000,000,000
shares authorized; shares issued and outstanding
- 484,965,209 as of March 31, 2012 and 199,113,770 as of December 31, 2011	484,965	199,114
Additional paid in capital	79,126,811	78,270,784
Issuances in exchange for promotional consideration	-	-
Accumulated deficit	(89,009,474)	(87,413,416)
Total stockholders' deficit	(9,397,607)	(8,943,427)

Total liabilities and stockholders' deficit	$238,696	$225,183

The accompanying notes are an integral part of these unaudited financial statements.

DC Brands International, Inc.

Consolidated Statements of Operations

For the Three Months Ended March 31, 2012 and 2011

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net Revenues	$65,201	$128,961
Cost of goods sold	37,572	72,554
Gross margin	27,629	56,407

Operating Expenses
General and administrative (includes share based compensation of $18,000 in 2012 and $827,092 in 2011)	526,680	1,304,707
Sales and marketing (includes share based compensation of $0 in 2012 and $232,219 in 2011)	135,236	430,019
Depreciation and amortization	(4,840)	21,475
Total operating expenses	657,076	1,756,201
Loss from operations	(629,447)	(1,699,794)

Other Expense (Income)
Interest expense	345,831	275,679
Interest expense - warrant liability	-	90,000
Loss on retirement of debt	620,780	1,160,500
Total other expense (income)	966,611	1,526,179

Net Loss	$(1,596,058)	$(3,225,973)

Weighted average number of common shares outstanding	347,758,510	32,329,090

Basic and diluted net loss per common share	$(0.00)	$(0.10)

The accompanying notes are an integral part of these unaudited financial statements.

DC Brands International, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

(unaudited)

	For Three Months Ended March 31,
	2012	2011
Cash used in operating activities
Net loss	$(1,596,058)	$(3,225,973)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	(4,840)	21,475
Common stock issued for services	18,000	1,059,311
Debt Issued for services	45,000	-
Reduction of debt for use of facilities	(60,000)
Loss on retirement of debt	620,780	1,160,500
Amortization of debt discount	133,544	94,860
Changes in operating assets and liabilities:
Accounts receivable	(6,429)	(15,982)
Inventory	(1,927)	78,045
Accounts payable	(116,055)	(175,710)
Accrued interest payable	194,788	172,168
Related party payable	254,014	172,907
Warrant liability	-	90,000
Net cash used in operating activities	$(459,183)	$(568,399)
Cash used in investing activities
Purchase of property and equipment	-	-
Net cash used in investing activities	$-	$-
Cash provided by financing activities
Proceeds from notes payable	519,500	580,500
Payment on notes payable	-	(4,806)
Net cash provided by financing activities	$459,500	$575,694
Net increase in cash and cash equivalents	$317	$7,295
Cash and cash equivalents
Beginning of period	15,939	23,234
End of period	$16,256	$30,529

Supplemental Disclosure of Noncash
Investing and Financing Activities
Common stock issued for retirement of debt and accrued interest	$1,116,102	$1,522,500
Discount on common and preferred stock	$7,776
Notes payable converted to common stock	$865,322	$1,479,771
Preferred stock issued as incentive for debt	$7,776
Common stock issued as incentive for debt		$192,500
Supplemental Disclosure
Interest paid	$7,500	$8,653

The accompanying notes are an integral part of these unaudited financial statements.

DC Brands International, Inc.

Consolidated Statement of Stockholders’ Deficit

For the Three Months Ended March 31, 2012

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, Dec 31, 2011	91,111	$91	86	$-	199,113,770	$199,114	$78,270,784	$(87,413,416)	$(8,943,427)

Preferred Stock issued with Debt			20				7,776		7,776

Common stock issued in exchange for services					6,000,000	6,000	12,000		18,000

Common stock issued in exchange for retirement of debt					279,851,439	279,851	836,251	(1,596,058)	(479,956)

Balance, March 31, 2012	91,111	$91	106	$-	484,965,209	$484,965	$79,126,811	$(89,009,474)	$(9,397,607)

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

Financial Condition

The Company has incurred significant losses and negative cash flows since its inception.   In addition, the Company had negative working capital (current assets less current liabilities) at March 31, 2012.  The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing.  There can be no assurance given that it will be successful in its efforts to raise capital or if successful that they were be on terms that are favorable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis of Presentation

These statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.   The accompanying financial statements should be read in conjunction with DC Brands’ consolidated financial statements contained in the Company’s Annual Report on Form 10K for the years ended December 31, 2010 and 2011 filed with the Securities and Excahnege Commission on March 30, 2012, which includes all disclosures required by accounting principles generally accepted in the United States of America, or GAAP. The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of expected operating results for the full year.

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

As of March 31, 2012, one customer represented 53% and a second customer represented 13% of the Company’s accounts receivable.  Both customers are wholesale distributors, who provided product to the Company’s single largest retail grocery outlet, which represented 52% of the Company’s revenue volume during the three months ended March 31, 2012. Another customer represented 28% of the Company’s accounts receivable who is a wholesale distributor to the company’s second largest retail grocery outlet who services the military market.

Recent Accounting Pronouncements

During the period ended March 31, 2012, there were no new accounting pronouncements issued by the FASB. The most recent pronouncement issued was Accounting Standards Update No. 2011-12—Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

2.	Inventory

Inventory consisted of the following:

	March 31,	December 31,
	2012	2011
Finished goods	$56,181	$68,173
Work in process	33,259	47,365
Raw materials	73,498	45,473
	162,938	161,011
Allowance for obsolescence	-	-
	$162,938	$161,011

3.	Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2012	2011
Leasehold improvements	$14,004	$14,004
Office furniture and fixtures	31,521	31,521
Vehicles	226,843	226,843
Warehouse equipment	103,134	103,134
Computer equipment	75,170	75,170
	450,672	450,672
Accumulated depreciation	(427,442)	(432,282)
	$23,230	$18,390

Accumulated depreciation was adjusted in the 1st quarter of 2012 to correct some over amortization of some assets.

4.	Commitments and Contingencies

The Company leases office and warehouse space under a non-cancellable operating lease expiring in April 2013.  Future minimum lease payments under the lease are as follows:

Years Ending December 31,

Remaining 9 months of 2012	$155,124
2013	$69,260

Minimum salary commitments under contracts with the Company’s CEO and Executive Vice-President are as follows:

Years Ending December 31,

Remaining 9 months of 2012	$722,109
2013	$1,007,031
2014	$750,000

5.	Notes Payable

A summary of notes payable as of March 31, 2012 is as follows:

	Current	Long Term	Total
1 Note payable, originated in 2004, due in 2006,	$538,890	$-	$538,890
6% interest rate, secured by assets of
DC Brands, LLC, a wholly owned subsidiary

1 Note payable originated in 2007, due in 2007,	10,000	-	10,000
36% interest, unsecured

1 Note payable originated in 2007, due in 2008,	14,266	-	14,266
24% interest, unsecured

7 Notes payable, originated in 2008,	462,874	-	462,874
due at various dates from July to August
2010, 15% interest, unsecured

6 Notes payable, originated in 2010, due	145,931	637,017	782,948
January 1, 2015, 10.25% interest, unsecured

3 Notes payable, originated in 2010, due	592,933	-	592,933
July 1, 2013, callable by Noteholders after
January 1, 2012, 6% interest, unsecured

1 Note payable, originated in 2010, due	-	333,209	333,209
July 1, 2013, 16% interest, unsecured

12 Notes payable, originated in 2010 and 2011, due	-	1,078,333	1,078,333
due at various dates from July 2013 to March 2014,
16% interest, unsecured

1 Note payable, originated in 2011, due	94,767	-	94,767
Dec 31, 2013, 4% interest, unsecured

7 Notes payable, originated in 2011 &2012, due to be	750,000	575,000	1,325,000
repaid from a portion of gross sales beginning in
Feb 2012, 12% interest, unsecured

2 Notes payable, originated in 2011, due	85,500	-	85,500
Aug & Sept, 2012, 8% interest, unsecured

1 Note payable, originated in 2011, due		522,000	522,000
Dec 31, 2015, 10.25% interest, unsecured

2 Notes payable, originated in 2011 & 2012, due in 2012	105,000	-	105,000
4% interest and a 15% redemption premium

1 Note payable, originated in 2011, due in 2012	266,000	-	266,000
6% interest

	3,066,161	3,145,559	6,211,720
Unamortized discount	-	(1,044,458)	(1,044,458)

	$3,066,161	$2,101,101	$5,167,262

Related party notes
2 Notes payable, originated in 2010, callable	$-	$1,650,841	$1,650,841
with 366 day notice, 10% interest, unsecured

A summary of notes payable as of December 31, 2011 is as follows:

	Current	Long Term	Total
1 Note payable, originated in 2004, due in 2006,	$538,890	$-	$538,890
6% interest rate, secured by assets of
DC Brands, LLC, a wholly owned subsidiary

1 Note payable originated in 2007, due in 2007,	10,000	-	10,000
36% interest, unsecured

1 Note payable originated in 2007, due in 2008,	14,266	-	14,266
24% interest, unsecured

7 Notes payable, originated in 2008,	462,873	-	462,873
due at various dates from July to August
2010, 15% interest, unsecured

6 Notes payable, originated in 2010, due	271,254	1,007,017	1,278,271
January 1, 2015, 10.25% interest, unsecured

3 Notes payable, originated in 2010, due	592,933	-	592,933
July 1, 2013, callable by Noteholders after
January 1, 2012, 6% interest, unsecured

1 Note payable, originated in 2010, due	-	333,209	333,209
July 1, 2013, 16% interest, unsecured

12 Notes payable, originated in 2010 and 2011, due	-	1,078,333	1,078,333
due at various dates from July 2013 to March 2014,
16% interest, unsecured

1 Note payable, originated in 2011, due	94,767	-	94,767
Dec 31, 2013, 4% interest, unsecured

6 Notes payable, originated in 2011, due to be	750,000	325,000	1,075,000
repaid from a portion of gross sales beginning in
Feb 2012, 12% interest, unsecured

2 Notes payable, originated in 2011, due	85,500	-	85,500
Aug & Sept, 2012, 8% interest, unsecured

1 Note payable, originated in 2011, due		252,500	252,500
Dec 31, 2015, 10.25% interest, unsecured

1 Note payable, originated in 2011, due in 2012	60,000	-	60,000
4% interest and a 15% redemption premium

1 Note payable, originated in 2011, due in 2012	326,000	-	326,000
6% interest

	3,206,484	2,996,059	6,202,541
Unamortized discount	-	(1,170,230)	(1,170,230)

	$3,206,484	$1,825,829	$5,032,311

Related party notes
2 Notes payable, originated in 2010, callable	$-	$1,650,841	$1,650,841
with 366 day notice, 10% interest, unsecured

As of March 31, 2012 and December 31, 2011, thirteen notes payable totaling $1,618,963 and ten notes payable totaling $1,026,030, respectively, were past due.  There are no default penalties or fees that may be sanctioned against the Company for not paying the notes upon maturity.  The Company intends to restructure these notes into long-term debt or equity.

The Company settled notes payable and accrued interest payable totaling $495,318 and $362,000 during the three months ended March 31, 2012 and 2011, respectively by issuing 279,851,439 and 2,325,000 shares of common stock during the three months ended March 31, 2012 and 2011, respectively.  The Company valued the shares based upon the closing share price at each retirement date and recorded a loss on retirement of debt of $620,780 during the three months ended March 31, 2012, and a loss on retirement of debt of $1,160,500 during the three months ended March 31, 2011.

Transactions involving notes payable subsequent to March 31, 2012 are set forth in Note 10. Subsequent Events.

6.	Income Taxes

The Company has not filed tax returns since its inception.  The Company is in the process of preparing past tax returns and does not believe that it will be exposed to any risk of penalty or forfeiture of NOLs.

At March 31, 2012 and December 31, 2011, the Company provided a full valuation allowance against any calculated deferred tax asset based on the weight of available evidence, both positive and negative, including the Company’s history of losses, which indicate that it is more likely than not that such benefits will not be realized.

7.	Stockholders’ Equity

Issuances of Common Stock

The Company issued common stock during the three months ended March 31, 2012 as set forth below.  The common stock was valued at the fair market value at the date the Company became obligated to issue the shares.

The Company issued 6,000,000 shares of common stock during the three months ended March 31, 2012 related to services provided by vendors.  The shares were valued at a price of $0.003 per share and were collectively valued at $18,000.

The Company issued 279,851,439 shares of common stock during the three months ended March 31, 2012 in order to pay off or pay down notes payable and accrued interest.  The shares were valued at prices ranging from $0.01 to $0.001 per share. The shares were collectively valued at $1,116,102.

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

Series B Preferred Stock

The company issued 20 shares of Series B preferred stock in the first 3 months of 2012. These shares were issued in conjunction with the issuance of $250,000 of debt. This brings the total shares of Series B preferred shares outstanding to 106.  These 106 shares of Series B preferred can be converted into 7.95% of the common stock of the Company. As of 3/31/2012 the Company would need to issue 41,884,554 of common shares if all of the Series B preferred was converted.

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

Transactions involving common stock subsequent to March 31, 2012 are set forth in Note 10. Subsequent Events.

8.	Share Based Compensation Expense

The Company recognizes expense associated with shares issued for services over the service period.  The shares are valued based upon the fair value of the common stock on the date that the Company becomes obligated to issue the shares.  Expenses associated with shares issued for services are as follows:

	2012	2011
General and administrative	$18,000	$827,092
Sales and marketing	-	232,219
	$18,000	$1,059,311

9.	Related Party Transactions

The Company had related party payables of $1,667,583 and $1,413,569 at March 31, 2012 and December 31, 2011, respectively consisting primarily of deferred salaries payable and royalties payable to its officers. In June of 2010 $1,650,841 of related party payables were converted into two notes callable with 366 days notice and earning 10% interest. The Company is party to a royalty agreement with two of the Company’s officers whereby the officers are entitled to receive $0.05 per cap for each bottle cap sold. The bottle cap is a specialized cap that contains the vitamin supplements in the Company’s functional water system. The officers collectively deferred $217,421 and $189,135 in salaries and $1,246 and $2,446 in royalties during the three months ended March 31, 2012 and 2011, respectively.  The related party payables are non-interest bearing and due on demand.  We have 1 note payable that originated in 2011 with an aggregate principal balance of $266,000 due in 2012 bearing interest at 6%. This note is from Cut & Dried Productions, LLC a company in which Richard Pearce, the CEO of DC Brands International owns a majority interest. Cut & Dried may also provide advertising and marketing support to DC Brands. The Company has been reimbursed $60,000 during the year by Cut & Dried for the use of office space, personnel and other resources. One of the 12 notes payable with an aggregate principal balance of $1,078,333 originated in 2010 and 2011 with a 36 month maturity bearing interest at 16% is due to Bob Armstrong, the C.F.O. in the amount of $5,000.

10.	Subsequent Events

Subsequent to March 31, 2012, the Company issued common stock as follows:

	Shares	Common Stock	Additional Paid in Capital	Amount
For conversion of debt	370,941,610	$370,942	$38,205	$409,147
In exchange for services	25,000,000	25,000	-	25,000
	395,941,610	$395,942	$38,205	$434,147

Effective May 7, 2012 Steven Horgan became the President and COO of DC Brands International.  Richard Pearce retained his CEO position.

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

General

The following analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2012 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Quarterly Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2011 and the other information set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Overview

We commenced sales of our H.A.R.D. Nutrition Functional Water Systems in August 2009 at King Soopers. From our inception to March 31, 2012, we had incurred an accumulated deficit of $89,009,474.  Our accumulated deficit through March 31, 2012 is primarily attributable to our issuance of stock compensation.

To date, we have met substantially all of our financing needs through private sale of shares of our common stock and other equity securities and loans from investors. We have raised a total of approximately $16,000,000 from our equity and debt financings subsequent to our acquisition of DC Brands, LLC in 2004. In addition, we have an accounts receivable factoring agreement with Liquid Capital Exchange, Inc. (“Liquid Capital”) pursuant to which we have agreed to sell, and Liquid Capital has agreed to purchase, certain of the accounts arising from the sale of our products. Liquid Capital in its sole discretion may advance up to 80% of the face amount of the accounts purchased less an applicable discount fee up to a maximum of $75,000. In order to secure our payment of all our indebtedness and obligations to Liquid Capital, we granted Liquid Capital a security interest and lien upon our accounts and our other assets. In July 2011 we entered into a $10 million equity funding facility with Southridge Partners II, LP, which is subject to various conditions being met prior to our use of the facility. There can be no guarantee that any funds will be derived from the equity line. If our revenue from sales and payments derived from our factoring arrangement and financing from our equity funding facility is not sufficient to meet our ongoing expenses we will need additional financing.

Results of Operations

Quarter ended March 31, 2012 Compared to quarter ended March 31, 2011

Revenue- During the quarter ended March 31, 2012, we generated revenue of $65,201, a substantial portion of which was attributable to the sale of our H.A.R.D, Nutrition Functional Water System which commenced in August 2009.  This represented a 49% decrease from the prior year.  The decrease was primarily due to a reduction in advertising.  During the same period of 2011, we had revenue of $128,961.  Our gross margin decreased from $56,407 for the quarter ended March 31, 2011 to $27,629 for the quarter ended March 31, 2012. Our cost of goods sold decreased approximately 48% to $37,572 for the quarter ended March 31, 2010 from $72,554 for the quarter ended March 31, 2010.  The decrease in the cost of goods sold was attributable to the decrease in sales.    Sales of our H.A.R.D, Nutrition Functional Water System and H.A.R.D. Nutrition supplements accounted for 88% and 12% respectively of our revenue for the quarter ended March 31, 2012.
Expenses- Our total operating expenses, excluding depreciation and amortization, for the quarter ended March 31, 2012 were $661,916 as compared to $1,734,726 for the quarter ended March 31, 2011.
General and administrative expenses were $526,680 and $1,304,707 for the quarters ended March 31, 2012 and March 31, 2011, respectively and included salaries, legal, accounting and other professional fees and occupancy related expenses.  Included in general and administrative expenses was stock based compensation expense for services provided by vendors and employees of $18,000 for the quarter ended March 31, 2012. The remaining general and administrative expenses $508,680 for the quarter ended March 31, 2012 included $418,673 for salaries, 57,228 for legal accounting and other professional expenses and -$3,267 (because of facilities use agreement payment of $60,000) for occupancy related expenses. Included in general and administrative expenses was stock based compensation expense for services provided by vendors and employees of $827,092 for the quarter ended March 31, 2011. The remaining general and administrative expenses $477,615 for the quarter ended March 31, 2011 included $267,743 for salaries, 48,615 for legal accounting and other professional expenses and $38,027 for occupancy related expenses.
Sales and marketing consisted of advertising and other promotional expenses. Sales and marketing expenses were $135,236 and $430,019 for the quarters ended March 31, 2012 and March 31, 2011, respectively and included stock based compensation for services provided by vendors and employees of $0 and $232,219 for the quarters ended March 31, 2012 and 2011 respectively.  The sales and marketing expenses of $135,236 for the quarter ended March 31, 2012 included $28,250 for advertising.  The sales and marketing expenses of $197,800 for the quarter ended March 31, 2011 included $0 for advertising.
Interest expense for the quarter ended March 31 2012 increased 25% to $345,831 from $275,679 for the quarter ended March 31, 2011 In addition, interest expense related to the warrant liability of $0 was recognized during the three months ended March 31, 2012 compared to $90,000 that was recognized during the three months ended March 31, 2011.
Net loss for the quarter ended March 31, 2012 decreased 50% to $1,596,058 as compared to $3,225,973 for the quarter ended March 31, 2011 and was attributable to an decreases in overall spending and a decrease in the loss on the retirement of debt of $620,720 during the three months ended March 31, 2012 in comparison to a loss on retirement of debt of $1,160,500 during the three months ended March 31, 2011.
Liquidity and Capital Resources

Revenues

At March 31, 2012 we had cash and cash equivalents of $16,256 as compared to $15,939 at December 31, 2011.  Our working capital deficit at March 31, 2012 was $5,668,895 and at December 31, 2011 was $5,485,147.

For the three months ended March 31, 2012 our cash used in operating activities was $519,183.  Our primary sources and uses of cash from operating activities for the period were losses from operations, loss on retirement of debt, amortization of debt discount and related party payables of $ 587,718.

Net cash provided by financing activities for the three months ended March 31, 2012 was $519,500.

Current and Future Financing Needs

We have incurred an accumulated deficit of $89,009,474 through March 31, 2012. We have incurred negative cash flow from operations since we started our business. At March 31, 2012, we had short term and long term debt of $6,818,103, which includes related party debt.   We have no commitment for additional funding other than the factoring arrangement and the $10 million equity financing agreement that we have entered into. In addition, we have lease commitments of $155,124 and $69,260 for the remainder of 2012 and 2013.  We also have minimum salary commitments for compensation to our Chief Executive Officer and Executive Vice President in accordance with the terms of their employment agreements that range from $722,109 to $1,007,031. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our advertising and marketing campaign,  and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.  If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements for the next few months. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we may need to raise additional funds, whether through a stock offering or otherwise.

We also have note payable commitments with respect to various notes payable issued to unaffiliated third parties who are accredited investors. A summary of notes payable as of March 31, 2012 is as follows: At March 31, 2012 we had 46 notes outstanding, of which thirteen notes or 26% of the aggregate principal balance were past due. Three notes in the aggregate principal amount of $563,156 bearing interest at a range from 6% to 36% are past due and to date no demand for payment has been made. Notes in the aggregate principal amount of $462,873 bearing interest at a rate of 15% are owed to 7 investors in our private placements are past due and to date no demand for payment has been made. Notes in the aggregate principal amount of $926,142 owed to four investors with a maturity date of July 1, 2013. These notes bear interest at a range from 6% to 16% per annum. Three of these notes with a total principal amount of $592,933 are callable by holder anytime after January 1, 2012 and were called in 2012.  We are currently negotiating an extension with these note holders. The $5 million revolving note with a principal outstanding balance as of March 31, 2012 of $782,948 bears interest at a rate of 10.25% per annum and matures on January 1, 2015. The revolving note can be converted into shares of common stock at 20% of the closing price of the stock on the day prior to conversion. During the three months ended March 31, 2012, $370,000 was assigned to other lenders of which $140,681 is outstanding principle at the balance sheet date. The conversion rates for these assigned notes range from 50% - 70% of the average closing trade or bid price for the five to ten days prior to conversion; and others have a conversion rate the lower of a set dollar amount or 60 - 65% of the lowest two trade or bid prices for the 5-10 days prior to the conversion date. We have 12 notes payable with an aggregate principal balance of $1,078,333 originated in 2010 and 2011 with a 36 month maturity bearing interest at 16%. We have 7 notes payable with an aggregate principal balance of $1,325,000 originated in 2011 with a 24 month maturity bearing interest at 12%. 102 shares of Series B preferred stock were issued in conjunction with these notes. We have one note payable originated in 2011 that converted a payable overdue to one of our vendors. The note bears interest at 4% and has a maturity of 12/31/13. We have 2 notes payable originated in 2011 with an aggregate principal balance of $85,500 originated in 2011 with a 9 month maturity bearing interest at 8%. These notes are convertible into common stock after 6 months. We have one note payable originated in 2011 with an aggregate principal balance of $522,000 originated in 2011 with a maturity date of December 31, 2015 bearing interest at 4%. We have 2 notes payable originated in 2011and 2012 with an aggregate principal balance of $105,000, bearing 4% interest, which matures in 2012 and carries a 15% redemption premium.

Related Party Notes
We have 1 note receivable originated in 2011 with an aggregate principal balance of $266,000 due in 2012 bearing interest at 6%. This note is from Cut & Dried Productions, LLC a company that Richard Pearce, the CEO of DC Brands International, owns a majority of. One of the 12 notes payable with an aggregate principal balance of $1,078,333 originated in 2010 and 2011 with a 36 month maturity bearing interest at 16% is due to Bob Armstrong, the CFO, in the amount of $5,000.We still have two notes with a principal balance of $1,650,840 that are related party payables owed to Richard Pearce and Jeremy Alcamo. They bear interest at a rate of 10% and are callable with 366 days notice which classifies them as long term debt. Upon the occurrence of: (i) a change in ownership of twenty percent (20%) or more of our outstanding shares of common stock, (ii) our consummation of a debt or equity financing or any combination thereof and our receipt of gross proceeds of Five Million Dollars ($5,000,000) or more from such financing, or (iii) our termination of our employment agreement with Richard Pearce or Jeremy Alcamo Richard Pearce or Jeremy Alcamo at their option shall have the right to immediately seek payment of the entire amount due and payable with interest thereon.

A summary of notes payable as of March 31, 2012 is as follows:

	Current	Long Term	Total
1 Note payable, originated in 2004, due in 2006,	$538,890	$-	$538,890
6% interest rate, secured by assets of
DC Brands, LLC, a wholly owned subsidiary

1 Note payable originated in 2007, due in 2007,	10,000	-	10,000
36% interest, unsecured

1 Note payable originated in 2007, due in 2008,	14,266	-	14,266
24% interest, unsecured

7 Notes payable, originated in 2008,	462,874	-	462,874
due at various dates from July to August
2010, 15% interest, unsecured

6 Notes payable, originated in 2010, due	120,256	637,017	757,273
January 1, 2015, 10.25% interest, unsecured

3 Notes payable, originated in 2010, due	592,933	-	592,933
July 1, 2013, callable by Noteholders after
January 1, 2012, 6% interest, unsecured

1 Note payable, originated in 2010, due	-	333,209	333,209
July 1, 2013, 16% interest, unsecured

12 Notes payable, originated in 2010 and 2011, due	-	1,078,333	1,078,333
due at various dates from July 2013 to March 2014,
16% interest, unsecured

1 Note payable, originated in 2011, due	94,767	-	94,767
Dec 31, 2013, 4% interest, unsecured

7 Notes payable, originated in 2011 &2012, due to be	750,000	575,000	1,325,000
repaid from a portion of gross sales beginning in
Feb 2012, 12% interest, unsecured

2 Notes payable, originated in 2011, due	85,500	-	85,500
Aug & Sept, 2012, 8% interest, unsecured

1 Note payable, originated in 2011, due		522,000	522,000
Dec 31, 2015, 10.25% interest, unsecured

2 Notes payable, originated in 2011 & 2012, due in 2012	105,000	-	105,000
4% interest and a 15% redemption premium

1 Note payable, originated in 2011, due in 2012	266,000	-	266,000
6% interest

	3,040,486	3,145,559	6,186,045
Unamortized discount	-	(1,044,458)	(1,044,458)

	$3,040,486	$2,101,101	$5,141,587

Related party notes
2 Notes payable, originated in 2010, callable	-	1,650,841	1,650,841
with 366 day notice, 10% interest, unsecured

OUR PLAN OF OPERATIONS

OPERATING MODEL AND REPORTING STRUCTURE

DC BRANDS INTERNATIONAL, INC.

We, together with our wholly owned subsidiary, DC Nutrition, Inc., specialize in the manufacture, marketing and distribution of health related products that utilize natural botanicals, vitamins, minerals and supplements and are aimed at maximizing the full potential of the body.    Our current focus is on the sale of our products under our H.A.R.D Nutrition label.  To date, a substantial portion of our revenue has been derived from the sale of our products under this label. We currently have two distinct types of product that are sold under our H.A.R.D. Nutrition logo; our Functional Water Systems and nutritional supplements.  The Functional Water Systems and nutritional supplements can each be further categorized into four sub product lines; each line tailored to different health and daily needs: our performance, strength and training line, our wellness and beauty line, our weight loss and diet line and our energy line. Our H.A.R.D. Nutrition Functional Water Systems provide consumers with the convenience of the unique combination of nutraceutical supplements with a functional beverage.  All of the products sold under our H.A.R.D. Nutrition Functional Water Systems are sold in a bottle which combines in one container water, which is lightly flavored, with vitamins stored in our patented, licensed flip top compartment on the top of the bottle.  The water provides the hydration and catalyst needed for absorption of the specially formulated nutraceutical capsules contained in the bottle’s flip top cap compartment.  During the quarter ended March 31, 2012, we derived $57,231 representing 88% of our revenue from sales of our Functional Water Systems.  During the year ended December 31, 2011, we derived $271,255, representing 83% of our revenue from sales of our Functional Water Systems.

The other products sold under our H.A.R.D. Nutrition label are traditional supplements “not in the cap on top of the Water Systems” which are made from a mixture of herbs and have been formulated to help maintain good health by providing the supplements that we believe are needed by our body but cannot be directly obtained from foods.  Our sale of nutritional supplements has not generated as much revenue as the sale of our Functional Water Systems. During the quarter ended March 31, 2012, we derived $7,970 representing 12% of our revenue from sales of our H.A.R.D. Nutritional Supplement products.  During the year ended December 31, 2011, we derived $57,447, representing 17% of our revenue, from sales of our nutritional supplements.

During 2011 and 1st Qtr 2012, the focus of our marketing has been on our long form infomercial which aired nationally in November 2011. Prior thereto, our marketing focus has been in the Colorado area. We have used various forms of advertising as part of our marketing campaign. Our marketing strategy has included associations with well know public figures in the Colorado area in an effort to capitalize on their notoriety. We have engaged in an aggressive radio marketing campaign in the Colorado area, which included the promotion of our products on the KOA radio station by Dave Logan, a former NFL player and one of the KOA announcers. Our promotional agreement with Mr. Logan terminated in 2011.

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

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the period ended March 31, 2012.

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

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources.  Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of our financial statements are reasonable.  Management regularly reviews these estimates and judgments for impairment, valuation and other changes in estimate.  Our critical account estimates are set forth below and have not changed during 2011 or the first quarter of 2012.  There were no changes to any estimates or judgments that had a material impact on the financial presentation.

The critical accounting policies affecting our financial reporting are summarized in Note 1 to the consolidated financial statements included in this filing. Policies involving the most significant judgments and estimates are summarized below.

Accounts Receivable

Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. Management continually monitors accounts receivable balances and provides for an allowance for doubtful accounts at the time collection becomes questionable based on payment history or age of the receivable. We sell products generally on net 30 day terms. We do not normally charge financing fees on late payments. Accounts receivable are charged to the allowance for bad debts when we have exhausted all reasonable means of collection.  We did not have an allowance for doubtful accounts at December 31, 2011 or March 31, 2012 as we deemed our accounts receivable all to be collectible.

Our method of determining the allowance for doubtful accounts and estimates used therein are subject to the risk of change if, in the future, our sales volume and type of customers would change.

As of December 31, 2011 and March 31, 2012, there were no past due receivables.

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

We did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2012.

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

Warrant Liability

The warrant liability is calculated using a Barrier Option Model with MonteCarlo Simulation from Global Derivatives.com.  The current stock price, the stock volatility for the prior three months and the risk free rate (treasury bills) equal to the remaining term of the warrants are the inputs used in this valuation model.  This model specifically addresses the fact that no additional shares of stock will need to be issued if our stock price hits the target (barrier) of $.50 or $.15.  The stock volatility for any quarter is capped at 90% as volatilities greater than this produce an unreasonably low estimation of liability.  This amount is adjusted quarterly based upon the changes in valuation provided by the model.  There were no warrants outstanding as of December 31, 2011 or March 31, 2012.

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

Recently Issued Accounting Standards

During the period ended March 31, 2012, there were no new accounting pronouncements issued by the FASB, the most recent pronouncement issued was Accounting Standards Update No. 2011-12—Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Contractual Obligations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2012 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information sets forth certain information with respect to all securities which we have sold during the past quarter. We did not pay any commissions in connection with any of these sales.

In January through March 2012 we issued to one individual 6,000,000 shares of our common stock in consideration of services rendered. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  The offering did not involve any general solicitation or advertising by us.  The holder acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

In January through March 2012 we issued to eight debtors an aggregate of 279,851,439 shares of our common stock in conjunction with pay down of debt.  These securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and the safe harbor afforded by Rule 506 of Regulation D under the Act.  The offering did not involve any general solicitation or advertising by us.  Each individual acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mining Safety Disclosures

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

DATE: May 15, 2012	DC BRANDS INTERNATIONAL, INC. (Registrant)

	By:	/s/Richard Pearce
Richard Pearce President and Chief Executive Officer (Principal Executive Officer)