Form 10-Q
period 2012-06-30
DC BRANDS INTERNATIONAL INC
filed 2012-08-20
CIK 1393463

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - Q
_______________________________

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

XBRL to be filed by amendment.

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 58,174,245 shares of common stock, $.001 par value per share, as of August 20, 2012.  All outstanding share numbers have been adjusted for a 1:200 reverse which was effective on June 28, 2012

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

DC BRANDS INTERNATIONAL, INC.

ITEM 1. FINANCIAL STATEMENTS

DC BRANDS INTERNATIONAL, INC.

Consolidated Financial Statements

As of June 30, 2012 and 2011

(Unaudited)

DC Brands International, Inc.

Consolidated Balance Sheets

As of June 30, 2012 and December 31, 2011

	June 30,	December 31,
	2012	2011
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$8,877	$15,939
Accounts receivable	49,637	29,843
Inventory	126,159	161,011
Total current assets	184,673	206,793

Property and equipment, net	16,547	18,390

Total assets	$201,220	$225,183

Liabilities
Current liabilities
Accounts payable	$74,082	$207,931
Accrued bonuses	1,800,000
Accrued interest payable	863,186	863,320
Accrued liabilities	637	637
Related party payable	211,658	1,413,569
Note payable to former officer	4,775,834	-
Short-term notes payable and current portion of long-term debt	3,691,752	3,206,483
Total current liabilities	11,417,149	5,691,940
Long-term debt to related party	90,556	1,650,841
Long-term debt (Net of Unamortized Discount of $884,520 as of June 30, 2012 and $1,142,285 as of December 31, 2011)	1,698,328	1,825,829
Total liabilities	13,206,033	9,168,610

Stockholders' deficit
Preferred Stock, $0.001 par value; 25,000,000 shares authorized
Series A Preferred Stock, 100,000 shares authorized; shares issued
and outstanding - 91,111 shares as of June 30, 2012 and December 31, 2011	91	91
Series B Preferred Stock, 2,500 shares authorized; shares issued
and outstanding - 106 shares as of June 30, 2012 and 86 shares as of December 31, 2011	-	-
Common Stock, $0.001 par value;5,000,000,000
shares authorized; shares issued and outstanding
- 20,871,220 as of June 30, 2012 and 995,646 as of December 31, 2011	20,872	996
Additional paid in capital	80,574,292	78,468,902
Issuances in exchange for promotional consideration	-	-
Accumulated deficit	(93,600,068)	(87,413,416)
Total stockholders' deficit	(13,004,813)	(8,943,427)

Total liabilities and stockholders' deficit	$201,220	$225,183

The accompanying notes are an integral part of these financial statements.

DC Brands International, Inc.

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Revenues	$43,689	$174,656	$108,890	$303,617
Cost of goods sold	24,052	119,797	61,624	192,351
Gross margin	19,637	54,859	47,266	111,266

Operating Expenses
General and administrative (includes share based compensation of $15,000 for three months ended and $33,000 for six months ended June 30 2012 and $222,000 for three months ended and $1,049,029 for six months ended June 30 2011)	2,325,452	814,612	2,852,132	2,119,319
Sales and marketing (includes share based compensation of $0 in for three months ended and $0 for six months ended June 30 2012 and $67,083 for three months ended and $299,365 for six months ended June 30 2011)	67,559	810,106	202,795	1,240,125
Severence agreement expense	1,265,800	-	1,265,800	-
Depreciation and amortization	6,683	21,475	1,843	42,950
Total operating expenses	3,665,494	1,646,193	4,322,570	3,402,394
Loss from operations	(3,645,857)	(1,591,334)	(4,275,304)	(3,291,128)

Other Expense (Income)
Interest expense	399,276	307,988	745,107	583,667
Interest expense - warrant liability	-	(1,153,800)		(1,063,800)
Loss on retirement of debt	545,461	116,000	1,166,241	1,276,500
Total other expense (income)	944,737	(729,812)	1,911,348	796,367

Loss Before Taxes	(4,590,594)	(861,522)	(6,186,652)	(4,087,495)
Provision for income taxes (Note 6)	-	-	-	-
Net Loss	$(4,590,594)	$(861,522)	$(6,186,652)	$(4,087,495)

Weighted average number of common shares outstanding	8,075,556	187,153	4,903,108	176,591

Basic and diluted net loss per common share	$(0.57)	$(4.60)	$(1.26)	$(23.15)

The accompanying notes are an integral part of these financial statements.

DC Brands International, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

	For Six Months Ended June 30,
	2012	2011
Cash used in operating activities
Net loss	$(6,186,652)	$(4,087,496)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,843	42,950
Common stock issued for services	33,000	1,348,394
Debt issued for services	157,914	-
Loss on retirement of debt	1,166,241	1,276,500
Severance agreement expenses	1,265,800	-
Amortization of debt discount	293,485	210,385
Reduction of debt for use of facilities	(60,000)	-
Loss on Sale of PP&E	-	5,127
Changes in operating assets and liabilities:
Accounts receivable	(19,794)	(5,915)
Inventory	34,852	124,856
Accounts payable	(133,849)	(127,673)
Accrued Bonuses	1,800,000	-
Accrued interest payable	428,308	376,970
Related party payable	446,040	311,646
Warrant liability	-	(1,063,800)
Net cash used in operating activities	$(772,812)	$(1,588,056)
Cash used in investing activities
Purchase of property and equipment	-	-
Net cash used in investing activities	$-	$-
Cash provided by financing activities
Proceeds from notes payable	765,750	1,703,000
Payment on notes payable	-	(34,744)
Net cash provided by financing activities	$765,750	$1,668,256
Net increase (decrease) in cash and cash equivalents	$(7,062)	$80,200
Cash and cash equivalents
Beginning of period	15,939	23,234
End of period	$8,877	$103,434

Supplemental Disclosure of Noncash
Investing and Financing Activities
Notes payable converted to common stock	$918,249	$476,000
Common stock issued for warrants	$-	$384,600
Discount on common and preferred stock	$7,776	$576,290
Common Stock issued for retirement of debt and accrd int	$2,084,490	$1,752,500
Preferred stock issued as incentive for debt	$7,776	$-
Accrued interest recassified to long-term debt	$126,644	$-
Accrued interest, related party payable, & long-term debt to related party reclassified to short-term debt	$3,510,034	$-
Supplemental Disclosure
Interest paid	$7,814	$8,653

The accompanying notes are an integral part of these financial statements.

DC Brands International, Inc.

Consolidated Statement of Stockholders’ Deficit

For the Six Months Ended June 30, 2012

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, Dec 31, 2011 (adjusted for a 1:200 split effective June 28, 2012)	91,111	$91	86	$-	995,646	996	$78,468,902	$(87,413,416)	$(8,943,427)
Preferred Stock issued with Debt			20				7,776		7,776
Common stock issued in exchange for services					155,000	155	32,845		33,000
Common stock issued in exchange for retirement of debt					19,720,574	19,721	2,064,769		2,084,490
Net loss								(6,186,652)	(6,186,652)
Balance, June 30, 2012	91,111	$91	106	$-	20,871,220	$20,872	$80,574,292	$(93,600,068)	$(13,004,813)

The accompanying notes are an integral part of these unaudited financial statements.

1.	Business and Significant Accounting Policies

The Company

DC Brands International, Inc. (“DC Brands” or the “Company”) was incorporated under the laws of Colorado in 1998 as Telemerge Holding Corp. and changed its name to DC Brands International, Inc. in 2004.  DC Brands specializes in the manufacture, marketing and distribution of health related products that utilize natural botanicals, vitamins, minerals and supplements and are aimed at maximizing the full potential of the body.    The Company’s current focus is on the sale of products under its H.A.R.D. Nutrition label.  The Company currently has two distinct types of products sold under its H.A.R.D. Nutrition logo; Functional Water Systems and nutritional supplements.  The Company’s products are sold to consumers, primarily through retail outlet distribution.  The Company’s products were distributed principally in the state of Colorado during 2012 and 2011.

Financial Condition

The Company has incurred significant losses and negative cash flows since its inception.   In addition, the Company had negative working capital (current assets less current liabilities) at June 30, 2012.  The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing.  There can be no assurance given that it will be successful in its efforts to raise capital or if successful that they were be on terms that are favorable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis of Presentation

These statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.   The accompanying financial statements should be read in conjunction with DC Brands’ consolidated financial statements contained in the Company’s Annual Report on Form 10K for the years ended December 31, 2010 and 2011 filed with the Securities and Exchange Commission on March 30, 2012, which includes all disclosures required by accounting principles generally accepted in the United States of America, or GAAP. The results of operations for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of expected operating results for the full year.

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

As of June 30, 2012, one customer represented 46% and a second customer represented 9% of the Company’s accounts receivable.  Both customers are wholesale distributors, who provided product to the Company’s single largest retail grocery outlet, which represented 42% of the Company’s revenue volume during the three months ended June 30, 2012. Another customer represented 34% of the Company’s accounts receivable who is a wholesale distributor to the company’s second largest retail grocery outlet who services the military market.

Recent Accounting Pronouncements

During the period ended June 30, 2012, there were two new accounting pronouncements issued by the FASB. The most recent pronouncement issued was Accounting Standards Update No. 2012-02—Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

2.	Inventory

Inventory consisted of the following:

	June 30,	December 31,
	2012	2011
Finished goods	$34,139	$68,173
Work in process	38,819	47,365
Raw materials	53,201	45,473
	126,159	161,011

Allowance for obsolescence	-	-
	$126,159	$161,011

3.	Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2012	2011
Leasehold improvements	$14,004	$14,004
Office furniture and fixtures	31,521	31,521
Vehicles	226,843	226,843
Warehouse equipment	103,134	103,134
Computer equipment	75,170	75,170
	450,672	450,672
Accumulated depreciation	(434,125)	(432,282)
	$16,547	$18,390

4.	Commitments and Contingencies

The Company leases office and warehouse space under a non-cancellable operating lease expiring in April 2013.  Future minimum lease payments under the lease are as follows:

Years Ending December 31,
Remaining 6 months of 2012	$103,416
2013	$69,260

Minimum salary commitments under contracts with the Company’s Executive Vice-President are as follows:

Remaining 6 months of 2012	$68,906
2013	$82,031
2014	$-

The Company expects to execute an employment contract with Stephen Horgan, our new C.E.O. in Q3.

The Company currently has offers to three debt holders who have pending litigation against the Company for past due debt. The three debt holders have a total of $603,000 of debt and we are discussing them converting it into a new series of preferred stock.

5.	Notes Payable

A summary of notes payable as of June 30, 2012 is as follows:

	Current	Long Term	Total
1 Note payable, originated in 2004, due in 2006,	538,890	-	538,890
6% interest rate, secured by assets of
DC Brands, LLC, a wholly owned subsidiary

1 Note payable originated in 2007, due in 2007,	10,000	-	10,000
36% interest, unsecured

1 Note payable originated in 2007, due in 2008,	14,266	-	14,266
24% interest, unsecured

7 Notes payable, originated in 2008,	462,873	-	462,873
due at various dates from July to August
2010, 15% interest, unsecured

6 Notes payable, originated in 2010, due	559,009	115,202	674,211
January 1, 2015, 10.25% interest, unsecured

3 Notes payable, originated in 2010, due	592,933	-	592,933
July 1, 2013, callable by Noteholders after
January 1, 2012, 6% interest, unsecured

1 Note payable, originated in 2010, due	-	333,209	333,209
July 1, 2013, 16% interest, unsecured

12 Notes payable, originated in 2010 and 2011, due	-	1,078,333	1,078,333
due at various dates from July 2013 to March 2014,
16% interest, unsecured

2 Notes payable, originated in 2011 and 2012, due	207,680	-	207,680
Dec 31, 2013, 4% interest, unsecured

7 Notes payable, originated in 2011 &2012, due to be	750,000	575,000	1,325,000
repaid from a portion of gross sales beginning in
Feb 2012, 12% interest, unsecured

2 Notes payable, originated in 2011, due	48,350	-	48,350
Aug & Sept, 2012, 8% interest, unsecured

1 Note payable, originated in 2011, due	-	481,104	481,104
Jan 1, 2014, 10.25% interest, unsecured

2 Notes payable, originated in 2011 & 2012, due in 2012	105,000	-	105,000
4% interest and a 15% redemption premium

1 Note payable, originated in 2011, due in 2012	392,751	-	392,751
6% interest

1 Note payable, originated in 2012, convertible into,	4,775,834	-	4,775,834
common stock after 90 days. 10.25% interest rate,
secured by all assets of DC Brands International Inc.

1 Note payable, originated in 2012, due in 2012	10,000	-	10,000
6% interest

	8,467,586	2,582,848	11,050,434
Unamortized discount	-	(884,520)	(884,520)

	8,467,586	1,698,328	10,165,914

Related party notes
1 Note payable, originated in 2010, callable	-	90,556	90,556
with 366 day notice, 10% interest, unsecured

A summary of notes payable as of December 31, 2011 is as follows:

	Current	Long Term	Total
1 Note payable, originated in 2004, due in 2006,	$538,890	$-	$538,890
6% interest rate, secured by assets of
DC Brands, LLC, a wholly owned subsidiary

1 Note payable originated in 2007, due in 2007,	10,000	-	10,000
36% interest, unsecured

1 Note payable originated in 2007, due in 2008,	14,266	-	14,266
24% interest, unsecured

7 Notes payable, originated in 2008,	462,873	-	462,873
due at various dates from July to August
2010, 15% interest, unsecured

6 Notes payable, originated in 2010, due	271,254	1,007,017	1,278,271
January 1, 2015, 10.25% interest, unsecured

3 Notes payable, originated in 2010, due	592,933	-	592,933
July 1, 2013, callable by Noteholders after
January 1, 2012, 6% interest, unsecured

1 Note payable, originated in 2010, due	-	333,209	333,209
July 1, 2013, 16% interest, unsecured

12 Notes payable, originated in 2010 and 2011, due	-	1,078,333	1,078,333
due at various dates from July 2013 to March 2014,
16% interest, unsecured

1 Note payable, originated in 2011, due	94,767	-	94,767
Dec 31, 2013, 4% interest, unsecured

6 Notes payable, originated in 2011, due to be	750,000	325,000	1,075,000
repaid from a portion of gross sales beginning in
Feb 2012, 12% interest, unsecured

2 Notes payable, originated in 2011, due	85,500	-	85,500
Aug & Sept, 2012, 8% interest, unsecured

1 Note payable, originated in 2011, due		252,500	252,500
Dec 31, 2015, 10.25% interest, unsecured

1 Note payable, originated in 2011, due in 2012	60,000	-	60,000
4% interest and a 15% redemption premium

1 Note payable, originated in 2011, due in 2012	326,000	-	326,000
6% interest

	3,206,484	2,996,059	6,202,541
Unamortized discount	-	(1,170,230)	(1,170,230)

	$3,206,484	$1,825,829	$5,032,311

Related party notes
2 Notes payable, originated in 2010, callable	$-	$1,650,841	$1,650,841
with 366 day notice, 10% interest, unsecured

As of June 30, 2012 and December 31, 2011, thirteen notes payable totaling $1,618,963 and ten notes payable totaling $1,026,030, respectively, were past due.  There are no default penalties or fees that may be sanctioned against the Company for not paying the notes upon maturity.  The Company intends to restructure these notes into long-term debt or equity.

The Company settled notes payable and accrued interest payable totaling $918,249 and $476,000 during the six months ended June 30, 2012 and 2011, respectively by issuing 19,720,574 and 18,375 shares of common stock during the six months ended June 30, 2012 and 2011, respectively.  The Company valued the shares based upon the closing share price at each retirement date and recorded a loss on retirement of debt of $2,232,041 during the six months ended June 30, 2012, and a loss on retirement of debt of $1,166,241 during the six months ended June 30, 2011.

Transactions involving notes payable subsequent to June 30, 2012 are set forth in Note 10. Subsequent Events.

6.	Income Taxes

The Company has not filed tax returns since its inception.  The Company is in the process of preparing past tax returns and does not believe that it will be exposed to any risk of penalty or forfeiture of NOLs.

At June 30, 2012 and December 31, 2011, the Company provided a full valuation allowance against any calculated deferred tax asset based on the weight of available evidence, both positive and negative, including the Company’s history of losses, which indicate that it is more likely than not that such benefits will not be realized.

7.	Stockholders’ Equity

Issuances of Common Stock

All common shares have been retroactively adjusted for the 1 for 200 reverse stock split authorized by the board on May 21, 2012 and effective June 28, 2012.

The Company issued common stock during the six months ended June 30, 2012 as set forth below.  The common stock was valued at the fair market value at the date the Company became obligated to issue the shares.

The Company issued 155,000 shares of common stock during the six months ended June 30, 2012 related to services provided by vendors.  The shares were valued at a price of $0.60 to $.12 per share and were collectively valued at $33,000.

The Company issued 19,720,574 shares of common stock during the six months ended June 30, 2012 in order to pay off or pay down notes payable and accrued interest.  The shares were valued at prices ranging from $2.00 to $0.02 per share. The shares were collectively valued at $2,084,490.

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

Series B Preferred Stock

The Company issued 20 shares of Series B preferred stock in the first 6 months of 2012. These shares were issued in conjunction with the issuance of $250,000 of debt. This brings the total shares of Series B preferred shares outstanding to 106.  These 106 shares of Series B preferred can be converted into 7.95% of the common stock of the Company. As of 6/30/2012 the Company would need to issue 1,802,566 of common shares if all of the Series B preferred was converted.

Warrants

The Company issued 73,150 Warrants exercisable for a maximum of 146,300 shares of common stock from March to May 2009 in conjunction with the sale of common stock at $10.00 per Unit, each Unit consisting of a share of common stock and a Warrant which expire between March 5, 2012 and May 29, 2012.  In the event that the average trading price exceeds $100.00 per share over any consecutive 20 day period between the 12th and 24th months following the issue date of the Warrants, the Warrants become null and void.  In the event that the average trading price does not exceed $100.00 per share as set forth above, the Warrant may be exercised by the holder. The Warrant is redeemable into the number of shares that would need to be issued to cause the holder to have achieved an average selling price of $100.00 per share had they sold their shares during the 60 days following the 24th month following this issue date of the Warrants. The warrants are exercisable at an exercise price of $0.00 no additional funds need be provided by the holders in order to exercise the warrants and to obtain the underlying shares once the milestone set forth above that allow for exercise is met. As the Measurement Period has not yet passed, the number of shares of common stock for which the Warrants may be redeemed is not yet determinable. For example if the average trading price of our common stock for the 60 days following the 24th month was $40.00 the warrant holder is due $60.00 of stock value.  Therefore they would be issued an additional 1 ½ shares of common stock ($60.00 due / $40.00 average value = 1 ½.)  If the average trading price of our common stock for the 60 days following the 24th month was $80.00 the warrant holder is due $20.00 of stock value.  Therefore they would be issued an additional 1/4 share of common stock ($20.00 due / $80.00 average value = 1/4.)   If the average trading price of our common stock for the 60 days following the 24th month was $20.00 the warrant holder is due $80.00 of stock value.  Therefore, because of the two share maximum, they would be issued an additional 2 share of common stock ($80.00 due / $20.00 average value = 4 reduced to 2 because of maximum.)

The Company issued 73,750 Warrants exercisable for a maximum of 147,500 shares of common stock from August to December 2009 in conjunction with the sale of common stock at $10.00 per Unit, each Unit consisting of a share of common stock and a Warrant which expire between November 15, 2010 and March 15, 2011.  In the event that the average trading price exceeds $30.00 per share in the three-month period between the 12th and 15th months following the issue date of the Warrants (the “Measurement Period”), the Warrants may be redeemed by the Company at a nominal amount.  In the event that the average trading price does not exceed $30.00 per share during the Measurement Period, the Warrant may be exercised by the holder.  The Warrant is redeemable into the number of shares that would need to be issued to cause the holder to have achieved an average selling price of $30.00 per share had they sold their shares during the Measurement Period. The warrants are exercisable at an exercise price of $0.00 no additional funds need be provided by the holders in order to exercise the warrants and to obtain the underlying shares once the milestone set forth above that allows for exercise is met. As the Measurement Period has not yet passed, the number of shares of common stock for which the Warrants may be redeemed is not yet determinable. For example if the average trading price of our common stock for the three-month period following the 12th month was $20.00 the warrant holder is due $10.00 of stock value.  Therefore they would be issued an additional  ½ shares of common stock ($20.00 due / $10.00 average value =  ½.)  If the average trading price of our common stock for the three-month period following the 12th month was $40.00 the warrant holder is due no additional stock value.  Therefore no additional shares of stock would need to be issued.  If the average trading price of our common stock for the 60 days following the 24th month was $6.00 the warrant holder is due $24.00 of stock value.  Therefore, because of the two share maximum, they would be issued an additional 2 share of common stock ($24.00 due / $6.00 average value = 4 reduced to 2 because of maximum.)

During 2010 10,000 shares were issued in satisfaction of one warrant that reached maturity.  Also during 2010 nine warrants were purchased by the company for $9 because the stock traded above the target rate in excess of the required days during the life of the warrant.  This leaves the total warrants outstanding at 96,150 exercisable for a maximum of 192,300 shares of common stock.

The warrant holders will receive restricted shares of common stock upon exercise of their warrants; however following exercise they will be entitled to piggyback registration rights under certain specified circumstances.  In 2011 the Company issued 19,230 shares as full settlement of these warrants.

Equity Line of Credit

Southridge has committed to purchase up to $10 million of our common stock, which is subject to various conditions being met prior to our use of the facility. From time to time during the term of the Equity Line, and at our sole discretion, we may present Southridge with a put notice requiring them to purchase shares of our common stock. The purchase price of the shares will be equal to ninety-two percent (92%) of the average of the two lowest closing bid prices for our common stock (the “Market Price”) during the five (5) trading day period beginning on the trading day immediately following the date Southridge receives our put notice. As a result, our existing shareholders will experience immediate dilution upon the purchase of any of the shares by Southridge. The issue and sale of the shares under the Equity Purchase Agreement may also have an adverse effect on the market price of the common shares. Southridge may resell some, if not all, of the shares that we issue to it under the Equity Purchase Agreement and such sales could cause the market price of the common stock to decline significantly. To the extent of any such decline, any subsequent puts would require us to issue and sell a greater number of shares to Southridge in exchange for each dollar of the put amount. Under these circumstances, our existing shareholders will experience greater dilution.

Transactions involving common stock subsequent to June 30, 2012 are set forth in Note 10. Subsequent Events.

8.	Share Based Compensation Expense

The Company recognizes expense associated with shares issued for services over the service period.  The shares are valued based upon the fair value of the common stock on the date that the Company becomes obligated to issue the shares.  Expenses associated with shares issued for services are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
General and administrative	$15,000	$222,000	$33,000	$1,049,092
Sales and marketing	-	67,083	-	250,552
	$15,000	$289,083	$33,000	$1,299,644

9.	Related Party Transactions

The Company had related party payables of $211,658 and $1,413,569 at June 30, 2012 and December 31, 2011, respectively consisting primarily of deferred salaries payable and royalties payable to its officers. In June of 2010 $1,650,841 of related party payables were converted into two notes callable with 366 days notice and earning 10% interest. On June 5, 2012 Richard Pearce sold his Series A Preferred stock to Stephen Horgan and resigned as CEO.  Mr. Pearce converted his $1,560,285 related party note payable as well as his deferred salary and royalty into a $4.775 million convertible note. The Company is party to a royalty agreement with two of the Company’s officers (past officer) whereby the officers are entitled to receive $0.05 per cap for each bottle cap sold. The bottle cap is a specialized cap that contains the vitamin supplements in the Company’s functional water system. The officers (former officer) collectively deferred $441,233 and $372,464 in salaries and $1,978 and $6,052 in royalties during the six months ended June, 2012 and 2011, respectively.  The related party payables are non-interest bearing and due on demand.  One of the 12 notes payable with an aggregate principal balance of $1,078,333 originated in 2010 and 2011 with a 36 month maturity bearing interest at 16% is due to Bob Armstrong, the C.F.O. in the amount of $5,000.  Cut & Dried Productions, a company owned by our former C.E.O. made additional loans to the Company in the 2nd quarter of 2012 in the amount of $126,750 bringing the total due to $392,750.

10.	Subsequent Events

Subsequent to June 30, 2012, the Company issued common stock as follows:

	Shares	Common Stock	Additional Paid in Capital	Amount
For conversion of debt	37,303,025	$37,303	$204,237	$241,540

	37,303,025	$37,303	$204,237	$241,540

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

General

The following analysis of our consolidated financial condition and results of operations for the three months ended June 30, 2012 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Quarterly Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2011 and the other information set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Overview

We commenced sales of our H.A.R.D. Nutrition Functional Water Systems in August 2009 at King Soopers. From our inception to June 30, 2012, we had incurred an accumulated deficit of $93,600,068.  Our accumulated deficit through June 30, 2012 is primarily attributable to our issuance of stock compensation.

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

Results of Operations

Quarter ended June 30, 2012 Compared to quarter ended June 30, 2011

Revenue- During the quarter ended June 30, 2012, we generated revenue of $43,689, a substantial portion of which was attributable to the sale of our H.A.R.D, Nutrition Functional Water System which commenced in August 2009.  This represented a 75% decrease from the prior year.  The decrease was primarily due to a reduction in advertising.  During the same period of 2011, we had revenue of $174,656.  Our gross margin decreased from $54,859 for the quarter ended June 30, 2011 to $19,637 for the quarter ended June 30, 2012. Our cost of goods sold decreased approximately 80% to $24,052 for the quarter ended June 30, 2010 from $119,797 for the quarter ended June 30, 2010.  The decrease in the cost of goods sold was attributable to the decrease in sales.    Sales of our H.A.R.D, Nutrition Functional Water System and H.A.R.D. Nutrition supplements accounted for 76% and 24% respectively of our revenue for the quarter ended June 30, 2012.

Expenses- Our total operating expenses, excluding depreciation and amortization, for the quarter ended June 30, 2012 were $3,658,811 as compared to $1,624,718 for the quarter ended June 30, 2011.

General and administrative expenses were $2,325,452 and $814,612 for the quarters ended June 30, 2012 and June 30, 2011, respectively and included salaries, legal, accounting and other professional fees and occupancy related expenses.  Included in general and administrative expenses was stock based compensation expense for services provided by vendors and employees of $15,000 for the quarter ended June 30, 2012. The remaining general and administrative expenses $2,310,452 for the quarter ended June 30, 2012 included $321,612 for salaries, 144,413 for legal accounting and other professional expenses, $1,800,000 in accrued bonuses related to Richard Pearce’s severance agreement, and $36,407 for occupancy related expenses. Included in general and administrative expenses was stock based compensation expense for services provided by vendors and employees of $222,000 for the quarter ended June 30, 2011. The remaining general and administrative expenses $592,612 for the quarter ended June 30, 2011 included $310,931 for salaries, 154,858 for legal accounting and other professional expenses and $8,307 for occupancy related expenses.  We also had $1,265,800 of expenses related to the severance agreement of Richard Pearce.

Sales and marketing consisted of advertising and other promotional expenses. Sales and marketing expenses were $67,559 and $810,106 for the quarters ended June 30, 2012 and June 30, 2011, respectively and included stock based compensation for services provided by vendors and employees of $0 and $67,083 for the quarters ended June 30, 2012 and 2011 respectively.  The sales and marketing expenses of $67,559 for the quarter ended June 30, 2012 included $0 for advertising.  The remaining sales and marketing expenses of $743,023 for the quarter ended June 30, 2011 included $0 for advertising.

Interest expense for the quarter ended June 30, 2012 increased 30% to $399,276 from $307,988 for the quarter ended June 30, 2011 In addition, interest expense related to the warrant liability of $0 was recognized during the three months ended June 30, 2012 compared to a reduction of $1,153,800 that was recognized during the three months ended June 30, 2011.

Net loss for the quarter ended June 30, 2012 increased 433% to $4,590,594 as compared to $861,522 for the quarter ended June 30, 2011 and was attributable to an increases due to the Richard Pearce severance agreement and a increase in the loss on the retirement of debt of $545,461 during the three months ended June 30, 2012 in comparison to a loss on retirement of debt of $116,000 during the three months ended June 30, 2011.

Liquidity and Capital Resources

Revenues

At June 30, 2012 we had cash and cash equivalents of $8,877 as compared to $15,939 at December 31, 2011.  Our working capital deficit at June 30, 2012 was $11,232,476 and at December 31, 2011 was $5,530,929.

For the six months ended June 30, 2012 our cash used in operating activities was $772,812.  Our primary sources and uses of cash from operating activities for the period were losses from operations, loss on retirement of debt, CEO severance package expense,  accrued bonuses, accrued interest, amortization of debt discount and related party payables of $ 673,362.

Net cash provided by financing activities for the three months ended June 30, 2012 was $765,250.

Current and Future Financing Needs

We have incurred an accumulated deficit of $93,600,068 through June 30, 2012. We have incurred negative cash flow from operations since we started our business. At June 30, 2012, we had short term and long term debt of $10,256,470, which includes related party debt.   We have no commitment for additional funding other than the factoring arrangement and the $10 million equity financing agreement that we have entered into. In addition, we have lease commitments of $103,416 and $69,260 for the remainder of 2012 and 2013.  We also have minimum salary commitments for compensation to our Executive Vice President in accordance with the terms of his employment agreements of $68,906 to $82,031 for the remainder of 2012 and 2013. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our advertising and marketing campaign,  and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.  If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements for the next few months. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we may need to raise additional funds, whether through a stock offering or otherwise.

We also have note payable commitments with respect to various notes payable issued to unaffiliated third parties who are accredited investors. A summary of notes payable as of June 30, 2012 is as follows: At June 30, 2012 we had 49 notes outstanding, of which thirteen notes or 16% of the aggregate principal balance were past due. Three notes in the aggregate principal amount of $563,156 bearing interest at a range from 6% to 36% are past due and to date no demand for payment has been made. Notes in the aggregate principal amount of $462,873 bearing interest at a rate of 15% are owed to 7 investors in our private placements are past due and to date no demand for payment has been made. Notes in the aggregate principal amount of $926,142 owed to four investors with a maturity date of July 1, 2013. These notes bear interest at a range from 6% to 16% per annum. Three of these notes with a total principal amount of $115,201 are callable by holder anytime after January 1, 2012 and were called in 2012.  We are currently negotiating a conversion of these note holders debt into a new series of preferred stock that would be convertible into common stock of the company at some time in the future. The $5 million revolving note with a principal outstanding balance as of June 30, 2012 of $674,211 bears interest at a rate of 10.25% per annum and matures on January 1, 2015. The revolving note can be converted into shares of common stock at 20% of the closing price of the stock on the day prior to conversion. During the three months ended June 30, 2012, $790,555 was assigned to other lenders of which $559,009 is outstanding principle at the balance sheet date. The conversion rates for these assigned notes range from 50% - 70% of the average closing trade or bid price for the five to ten days prior to conversion; and others have a conversion rate the lower of a set dollar amount or 60 - 65% of the lowest two trade or bid prices for the 5-10 days prior to the conversion date. The $2 million revolving note with a principal outstanding balance as of June 30, 2012 of $481,104 bears interest at a rate of 10.25% per annum and matures on January 1, 2015. The revolving note can be converted into shares of common stock at 20% of the closing price of the stock on the day prior to conversion. We have 12 notes payable with an aggregate principal balance of $1,078,333 originated in 2010 and 2011 with a 36 month maturity bearing interest at 16%. We have 7 notes payable with an aggregate principal balance of $1,325,000 originated in 2011 with a 24 month maturity bearing interest at 12%. 102 shares of Series B preferred stock were issued in conjunction with these notes. We have two notes payable in the amount of $207,680 originated in 2011 and 2012 that converted a payable overdue to one of our vendors. The note bears interest at 4% and has a maturity of 12/31/13. We have 2 notes payable originated in 2011 with an aggregate principal balance of $48,350 originated in 2011 with a 9 month maturity bearing interest at 8%. These notes are convertible into common stock after 6 months. We have one note payable originated in 2011 with an aggregate principal balance of $481,104 originated in 2011 with a maturity date of December 31, 2015 bearing interest at 4%. We have 2 notes payable originated in 2011and 2012 with an aggregate principal balance of $105,000, bearing 4% interest, which matures in 2012 and carries a 15% redemption premium.  We have 1 note receivable originated in 2011 with an aggregate principal balance of $392,751 due in 2012 bearing interest at 6%. This note is from Cut & Dried Productions, LLC a company that Richard Pearce, the former CEO of DC Brands International, owns a majority of.  Effective June 5, 2012 Richard Pearce resigned as President and CEO and sold his Series A Preferred stock to Stephen Horgan who was named the new President and CEO.  Related to this transaction was a severance agreement that included a promissory note to Richard Pearce in the amount of $4,775,834 that bears interest at 10.25% and is secured by lien on all of the assets of DC Brands International, Inc and its subsidiary.  The note is repaid in the form of converting the debt into common stock anytime after 90 days.  The conversions are discounted 60% to the current market price based upon the closing bid price from the previous trading day.  We have one short term note originated in June 2012 in the amount of $10,000 that bears interest at 6%.

Related Party Notes
One of the 12 notes payable with an aggregate principal balance of $1,078,333 originated in 2010 and 2011 with a 36 month maturity bearing interest at 16% is due to Bob Armstrong, the CFO, in the amount of $5,000.We still have one note with a principal balance of $90,556 that is owed to Jeremy Alcamo. It bears interest at a rate of 10% and is callable with 366 days notice which classifies it as long term debt. Upon the occurrence of: (i) a change in ownership of twenty percent (20%) or more of our outstanding shares of common stock, (ii) our consummation of a debt or equity financing or any combination thereof and our receipt of gross proceeds of Five Million Dollars ($5,000,000) or more from such financing, or (iii) our termination of our employment agreement with Jeremy Alcamo, Jeremy Alcamo at his option shall have the right to immediately seek payment of the entire amount due and payable with interest thereon.

A summary of notes payable as of June 30, 2012 is as follows:

	Current	Long Term	Total
1 Note payable, originated in 2004, due in 2006,	538,890	-	538,890
6% interest rate, secured by assets of
DC Brands, LLC, a wholly owned subsidiary

1 Note payable originated in 2007, due in 2007,	10,000	-	10,000
36% interest, unsecured

1 Note payable originated in 2007, due in 2008,	14,266	-	14,266
24% interest, unsecured

7 Notes payable, originated in 2008,	462,873	-	462,873
due at various dates from July to August
2010, 15% interest, unsecured

6 Notes payable, originated in 2010, due	559,009	115,202	674,211
January 1, 2015, 10.25% interest, unsecured

3 Notes payable, originated in 2010, due	592,933	-	592,933
July 1, 2013, callable by Noteholders after
January 1, 2012, 6% interest, unsecured

1 Note payable, originated in 2010, due	-	333,209	333,209
July 1, 2013, 16% interest, unsecured

12 Notes payable, originated in 2010 and 2011, due	-	1,078,333	1,078,333
due at various dates from July 2013 to March 2014,
16% interest, unsecured

2 Notes payable, originated in 2011 and 2012, due	207,680	-	207,680
Dec 31, 2013, 4% interest, unsecured

7 Notes payable, originated in 2011 &2012, due to be	750,000	575,000	1,325,000
repaid from a portion of gross sales beginning in
Feb 2012, 12% interest, unsecured

2 Notes payable, originated in 2011, due	48,350	-	48,350
Aug & Sept, 2012, 8% interest, unsecured

1 Note payable, originated in 2011, due	-	481,104	481,104
Jan 1, 2014, 10.25% interest, unsecured

2 Notes payable, originated in 2011 & 2012, due in 2012	105,000	-	105,000
4% interest and a 15% redemption premium

1 Note payable, originated in 2011, due in 2012	392,751	-	392,751
6% interest

1 Note payable, originated in 2012, convertible into,	4,775,834	-	4,775,834
common stock after 90 days. 10.25% interest rate,
secured by all assets of DC Brands International Inc.

1 Note payable, originated in 2012, due in 2012	10,000	-	10,000
6% interest

	8,467,586	2,582,848	11,050,434
Unamortized discount	-	(884,520)	(884,520)

	8,467,586	1,698,328	10,165,914

Related party notes
1 Note payable, originated in 2010, callable	-	90,556	90,556
with 366 day notice, 10% interest, unsecured

OUR PLAN OF OPERATIONS

OPERATING MODEL AND REPORTING STRUCTURE

DC BRANDS INTERNATIONAL, INC.

We, together with our wholly owned subsidiary, DC Nutrition, Inc., specialize in the manufacture, marketing and distribution of health related products that utilize natural botanicals, vitamins, minerals and supplements and are aimed at maximizing the full potential of the body.    Our current focus is on the sale of our products under our H.A.R.D Nutrition label.  To date, a substantial portion of our revenue has been derived from the sale of our products under this label. We currently have two distinct types of product that are sold under our H.A.R.D. Nutrition logo; our Functional Water Systems and nutritional supplements.  The Functional Water Systems and nutritional supplements can each be further categorized into four sub product lines; each line tailored to different health and daily needs: our performance, strength and training line, our wellness and beauty line, our weight loss and diet line and our energy line. Our H.A.R.D. Nutrition Functional Water Systems provide consumers with the convenience of the unique combination of nutraceutical supplements with a functional beverage.  All of the products sold under our H.A.R.D. Nutrition Functional Water Systems are sold in a bottle which combines in one container water, which is lightly flavored, with vitamins stored in our patented, licensed flip top compartment on the top of the bottle.  The water provides the hydration and catalyst needed for absorption of the specially formulated nutraceutical capsules contained in the bottle’s flip top cap compartment.  During the quarter ended June 30, 2012, we derived $33,382 representing 76% of our revenue from sales of our Functional Water Systems.  During the year ended December 31, 2011, we derived $271,255, representing 83% of our revenue from sales of our Functional Water Systems.

The other products sold under our H.A.R.D. Nutrition label are traditional supplements “not in the cap on top of the Water Systems” which are made from a mixture of herbs and have been formulated to help maintain good health by providing the supplements that we believe are needed by our body but cannot be directly obtained from foods.  Our sale of nutritional supplements has not generated as much revenue as the sale of our Functional Water Systems. During the quarter ended June 30, 2012, we derived $10,307 representing 24% of our revenue from sales of our H.A.R.D. Nutritional Supplement products.  During the year ended December 31, 2011, we derived $57,447, representing 17% of our revenue, from sales of our nutritional supplements.

Under the direction of Stephen Horgan, who became our President and CEO in June  we immediately created 4 separate divisions for the company; Functional Beverage, Dry Supplements, Online and International.  Although beverages will get most of the press, we expect that our Southern California and retail efforts in beverages will initially be enhanced by growth in our Dry Supplements and Online Divisions.  International will be slower in developing and will take about a year before it will begin to contribute. We expect to be in the market with our new distinct, eye catching packaging in 30 days.  We will also implement a very aggressive grass roots online, social media networking marketing approach to gain local consumers, and use that traction to expand the distribution network into other national markets that we believe have a consumer base that will embrace our nutritional dry and beverage products.

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

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the period ended June 30, 2012.

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

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources.  Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of our financial statements are reasonable.  Management regularly reviews these estimates and judgments for impairment, valuation and other changes in estimate.  Our critical account estimates are set forth below and have not changed during 2011 or the first two quarters of 2012.  There were no changes to any estimates or judgments that had a material impact on the financial presentation.

The critical accounting policies affecting our financial reporting are summarized in Note 1 to the consolidated financial statements included in this filing. Policies involving the most significant judgments and estimates are summarized below.

Accounts Receivable

Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. Management continually monitors accounts receivable balances and provides for an allowance for doubtful accounts at the time collection becomes questionable based on payment history or age of the receivable. We sell products generally on net 30 day terms. We do not normally charge financing fees on late payments. Accounts receivable are charged to the allowance for bad debts when we have exhausted all reasonable means of collection.  We did not have an allowance for doubtful accounts at December 31, 2011 or June 30, 2012 as we deemed our accounts receivable all to be collectible.

Our method of determining the allowance for doubtful accounts and estimates used therein are subject to the risk of change if, in the future, our sales volume and type of customers would change.

As of December 31, 2011 and June 30, 2012, there were no past due receivables.

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

We did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2012.

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

Warrant Liability

The warrant liability is calculated using a Barrier Option Model with MonteCarlo Simulation from Global Derivatives.com.  The current stock price, the stock volatility for the prior three months and the risk free rate (treasury bills) equal to the remaining term of the warrants are the inputs used in this valuation model.  This model specifically addresses the fact that no additional shares of stock will need to be issued if our stock price hits the target (barrier) of $.50 or $.15.  The stock volatility for any quarter is capped at 90% as volatilities greater than this produce an unreasonably low estimation of liability.  This amount is adjusted quarterly based upon the changes in valuation provided by the model.  There were no warrants outstanding as of December 31, 2011 or June 30, 2012.

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

Recently Issued Accounting Standards

During the period ended June 30, 2012, there were two new accounting pronouncements issued by the FASB, the most recent pronouncement issued was Accounting Standards Update No. 2012-02—Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Contractual Obligations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2012 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information sets forth certain information with respect to all securities which we have sold during the past quarter. We did not pay any commissions in connection with any of these sales.

In January through March 2012 we issued to one individual 30,000 shares of our common stock in consideration of services rendered. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”). The offering did not involve any general solicitation or advertising by us. The holder acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

In January through March 2012 we issued to eight debtors an aggregate of 1,399,281 shares of our common stock in conjunction with pay down of debt. These securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”). The offering did not involve any general solicitation or advertising by us. Each individual acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

In April through June 2012 we issued to one individual 125,000 shares of our common stock in consideration of services rendered. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  The offering did not involve any general solicitation or advertising by us.  The holder acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

In April through June 2012 we issued to eight debtors an aggregate of 18,321,293 shares of our common stock in conjunction with pay down of debt.  These securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  The offering did not involve any general solicitation or advertising by us.  Each individual acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

Subsequent to June 2012 and prior to the filing date of this repost we issued to eight debtors an aggregate of 37,303,025 shares of our common stock in conjunction with pay down of debt.  These securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  The offering did not involve any general solicitation or advertising by us.  Each individual acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

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

DATE: August 20, 2012	DC BRANDS INTERNATIONAL, INC. (Registrant)

	By:	/s/ Stephen Horgan
Stephen Horgan President and Chief Executive Officer (Principal Executive Officer)