Form 10-Q
period 2012-09-30
DC BRANDS INTERNATIONAL INC
filed 2012-11-14
CIK 1393463

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 334,277,749 shares of common stock, $.001 par value per share, as of November 12, 2012.  All outstanding share numbers have been adjusted for a 1:200 reverse which was effective on June 28, 2012

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

DC BRANDS INTERNATIONAL, INC.

ITEM 1. FINANCIAL STATEMENTS

DC BRANDS INTERNATIONAL, INC.

Consolidated Financial Statements
As of September 30, 2012 and December 31, 2011
(Unaudited)

DC Brands International, Inc.
Consolidated Balance Sheets
As of September 30, 2012 and December 31, 2011

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,773	$15,939
Accounts receivable	5,292	29,843
Inventory	137,076	161,011
Total current assets	145,141	206,793

Property and equipment, net	11,071	18,390

Total assets	$156,212	$225,183

Liabilities
Current liabilities
Accounts payable	$85,221	$207,931
Accrued bonuses	1,800,000	-
Accrued interest payable	1,138,445	863,320
Accrued liabilities	637	637
Related party payable	228,529	1,413,569
Note payable to former officer (Net of Unamortized Discount of $4,178,855 as of September 30, 2012 and 40 as of December 31, 2012)	596,979	-
Short-term notes payable and current portion of long-term debt	3,832,935	3,206,483
Total current liabilities	12,430,480	5,691,940
Long-term debt to related party	90,556	1,650,841
Long-term debt (Net of Unamortized Discount of $1,253,816 as of Sep 30, 2012 and $1,142,285 as of December 31, 2011)	1,156,307	1,825,829
Total liabilities	8,959,609	9,168,610

Stockholders' deficit
Preferred Stock, $0.001 par value; 25,000,000 shares authorized
Series A Preferred Stock, 100,000 shares authorized; shares issued
and outstanding - 91,111 shares as of Sept 30, 2012 and December 31, 2011	91	91
Series B Preferred Stock, 2,500 shares authorized; shares issued
and outstanding - 106 shares as of Sep 30, 2012 and 86 shares as of December 31, 2011	-	-
Common Stock, $0.001 par value;5,000,000,000
shares authorized; shares issued and outstanding
- 198,795,531 as of Sept 30, 2012 and 995,646 as of December 31, 2011	198,796	996
Additional paid in capital	86,584,619	78,468,902
Accumulated deficit	(95,556,903)	(87,413,416)
Total stockholders' deficit	(8,773,397)	(8,943,427)

Total liabilities and stockholders' deficit	$156,212	$225,183

The accompanying notes are an integral part of these consolidated financial statements.

DC Brands International, Inc.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2012 and 2011
(unaudited)

	Three Months Ended Sept 30,		Nine Months Ended Sep 30,
	2012	2011	2012	2011
Net Revenues	$20,686	$59,999	$129,576	$363,616
Cost of goods sold	10,713	46,950	72,338	239,301
Gross margin	9,973	13,049	57,238	124,315

Operating Expenses
General and administrative (includes share based compensation of $0 for three months ended and $33,000 for nine months ended Sep 30 2012 and $13,800 for three months ended and $1,062,829 for nine months ended Sep 30 2011)	204,447	506,712	1,790,777	2,626,031
Sales and marketing (includes share based compensation of $0 in for three months ended and $0 for nine months ended Sep 30 2012 and $43,750 for three months ended and $294,302 for nine months ended Sep 30 2011)	20,068	136,694	222,863	1,376,819
Severance agreement expense	-	-	1,265,800	-
Depreciation and amortization	5,476	21,475	7,319	64,425
Total operating expenses	229,991	664,881	3,286,759	4,067,275
Loss from operations	(220,018)	(651,832)	(3,229,521)	(3,942,960)

Other Expense (Income)
Interest expense	1,460,690	348,257	2,405,797	931,924
Interest expense - warrant liability	-	-		(1,063,800)
Loss on retirement of debt	276,128	390,875	2,508,169	1,667,375
Total other expense (income)	1,956,836	739,132	4,913,966	1,535,499

Loss Before Taxes	(1,956,836)	(1,390,964)	(8,143,487)	(5,478,459)
Provision for income taxes (Note 6)	-	-	-	-
Net Loss	$(1,956,836)	$(1,390,964)	$(8,143,487)	$(5,478,459)

Weighted average number of common shares outstanding	76,765,949	220,821	29,032,211	183,693

Basic and diluted net loss per common share	$(0.03)	$(6.30)	$(0.28)	$(29.82)

The accompanying notes are an integral part of these consolidated financial statements.

DC Brands International, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2011
(unaudited)

	For Nine Months Ended Sep 30,
	2012	2011
Cash used in operating activities
Net loss	$(8,143,487)	$(5,478,459)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	7,319	64,425
Common stock issued for services	33,000	1,412,695
Debt issued for services	157,914
Debt issued forpayment of expenses	27,500
Loss on retirement of debt	1,458,368	1,660,716
Severance agreement expenses	1,265,800
Amortization of debt discount	1,463,416	334,898
Reduction of debt for use of facilities	(60,000)
Loss on Sale of PP&E	-	5,127
Changes in operating assets and liabilities:
Accounts receivable	24,551	(7,890)
Inventory	23,935	171,543
Accounts payable	(122,710)	(110,258)
Accrued bonuses	1,800,000
Accrued interest payable	703,567	554,371
Related party payable	462,911	625,285
Warrant liability	-	(1,063,800)
Net cash used in operating activities	$(897,916)	$(1,831,347)
Cash used in investing activities
Purchase of property and equipment	-	-
Net cash used in investing activities	$-	$-
Cash provided by financing activities
Proceeds from notes payable	884,750	1,868,500
Payment on notes payable	-	(43,871)
Net cash provided by financing activities	$884,750	$1,824,629
Net increase (decrease) in cash and cash equivalents	$(13,166)	$(6,718)
Cash and cash equivalents
Beginning of period	15,939	$23,234
End of period	$2,773	$16,516

Supplemental Disclosure of Noncash
Investing and Financing Activities
Notes payable converted to common stock	$1,096,292	$643,690
Common stock issued for warrants	$-	$384,600
Discount on common and preferred stock	$7,776	$709,466
Common Stock issued for retirement of debt and accrd int	$2,554,660	$2,509,960
Preferred stock issued as incentive for debt	$7,776	$415,505
Accrued interest recassified to long-term debt	$126,644	$-
Accrued interest, related party payable, & long-term debt to related party reclassified to short-term debt	$3,510,034	$-
Accrued interest converted to common stock	$-	$205,554
Addition to notes payable	$-	$100,000
Reclassification from accounts payable to notes payable	$-	$94,767
Common Stock issued as incentive for debt	$-	$192,500
Supplemental Disclosure
Interest paid	$7,814	$69,895

The accompanying notes are an integral part of these consolidated financial statements.

DC Brands International, Inc.
Consolidated Statement of Stockholders’ Deficit
For the Nine Months Ended September 30, 2012

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, Dec 31, 2011 (adjusted for a 1:200 split effective June 28, 2012)	91,111	$91	86	$-	995,646	996	$78,468,902	$(87,413,416)	$(8,943,427)
Preferred Stock issued with Debt			20				7,776		7,776
Discount on Notes Payable							5,718,081		5,718,081
Common stock issued in exchange for services					155,000	155	32,845		33,000
Common stock issued in exchange for retirement of debt					197,644,885	197,645	2,357,015		2,554,660
Net loss								(8,143,487)	(8,143,487)
Balance, Sept 30, 2012	91,111	$91	106	$-	198,795,531	$198,796	$86,584,619	$(95,556,903)	$(8,773,397)

The accompanying notes are an integral part of these consolidated financial statements.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2012 and December 31, 2011
(unaudited)

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

Financial Condition
The Company has incurred significant losses and negative cash flows since its inception.   In addition, the Company had negative working capital (current assets less current liabilities) at September 30, 2012.  The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing.  There can be no assurance given that it will be successful in its efforts to raise capital or if successful that they were be on terms that are favorable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties. See footnote #10 Subsequent Events for an update on financing.

Basis of Presentation
These statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.   The accompanying financial statements should be read in conjunction with DC Brands’ consolidated financial statements for the years ended December 31, 2011 and 2010 filed in the Company’s Annual Report on Form 10K dated December 31, 2011, which includes all disclosures required by accounting principles generally accepted in the United States of America, or GAAP. The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of expected operating results for the full year.

Principles of Consolidation
These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries DC Nutrition, Inc. and DC Brands, LLC (inactive).  All material intercompany transactions and balances have been eliminated.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2012 and December 31, 2011
(unaudited)

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

As of September 30, 2012, one customer represented 85% of the Company’s accounts receivable.  This customer is a wholesale distributor, who provided product to the Company’s single largest retail grocery outlet, which represented 34% of the Company’s revenue volume during the nine months ended September 30, 2012. Another customer represented 15% of the Company’s accounts receivable who is a wholesale distributor to the Company’s second largest retail grocery outlet who services the military market.

Recent Accounting Pronouncements

During the period ended September 30, 2012, there were several new accounting pronouncements issued by the FASB the most recent of which was Accounting Standards Update No. 2012-07—Entertainment—Films (Topic 926): Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs (a consensus of the FASB Emerging Issues Task Force).  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

2.	Inventory

Inventory consisted of the following:

	Sep 30,	December 31,
	2012	2011
Finished goods	20,326	$68,173
Work in process	63,368	47,365
Raw materials	53,382	45,473
	137,076	161,011
Allowance for obsolescence	-	-
	137,076	$161,011

DC Brands International, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2012 and December 31, 2011
(unaudited)

3.	Property and Equipment

Property and equipment consisted of the following:

	Sep 30,	December 31,
	2012	2011
Leasehold improvements	$14,004	$14,004
Office furniture and fixtures	31,521	31,521
Vehicles	226,843	226,843
Warehouse equipment	103,134	103,134
Computer equipment	75,170	75,170
	450,672	450,672
Accumulated depreciation	(439,601)	(432,282)
	$11,071	$18,390

4.	Commitments and Contingencies

The Company leases office and warehouse space under a non-cancellable operating lease expiring in April 2013.  Future minimum lease payments under the lease are as follows:

Years Ending December 31,

Remaining 3 months of 2012	$51,708
2013	$69,260

Minimum salary commitments under contracts with the Company’s Executive Vice-President are as follows:

Years Ending December 31,

Remaining 3 months of 2012	$34,453
2013	$82,031
2014	$-

Please see Footnote #10 – Subsequent events for an update on this commitment.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2012 and December 31, 2011
(unaudited)

5.	Notes Payable

A summary of notes payable as of September 30, 2012 is as follows:

	Current	Long Term	Total
1 Note payable, originated in 2004, due in 2006,	538,890	-	538,890
6% interest rate, secured by assets of
DC Brands, LLC, a wholly owned subsidiary

1 Note payable originated in 2007, due in 2007,	10,000	-	10,000
36% interest, unsecured

1 Note payable originated in 2007, due in 2008,	14,266	-	14,266
24% interest, unsecured

6 Notes payable, originated in 2008,	462,873	-	462,873
due at various dates from July to August
2010, 15% interest, unsecured

6 Notes payable, originated in 2010, due	550,637	13,203.00	563,840
January 1, 2015, 10.25% interest, unsecured

3 Notes payable, originated in 2010, due	592,933	-	592,933
July 1, 2013, callable by Noteholders after
January 1, 2012, 6% interest, unsecured

1 Note payable, originated in 2010, due	-	333,209.00	333,209
July 1, 2013, 16% interest, unsecured

12 Notes payable, originated in 2010 and 2011, due	-	1,078,333.00	1,078,333
due at various dates from July 2013 to March 2014,
16% interest, unsecured

2 Notes payable, originated in 2011 and 2012, due	207,680	-	207,680
Dec 31, 2013, 4% interest, unsecured

7 Notes payable, originated in 2011 &2012, due to be	1,325,000	-	1,325,000
repaid from a portion of gross sales beginning in
Feb 2012, 12% interest, unsecured

2 Notes payable, originated in 2011, due	45,180	-	45,180
Aug & Sept, 2012, 8% interest, unsecured

1 Note payable, originated in 2011, due	-	483,104.00	483,104
Jan 1, 2014, 10.25% interest, unsecured

2 Notes payable, originated in 2011 & 2012, due in 2012	105,000	-	105,000
4% interest and a 15% redemption premium

1 Note payable, originated in 2011, due in 2012	407,750	-	407,750
6% interest

1 Note payable, originated in 2012, convertible into,	4,775,834	-	4,775,834
common stock after 90 days. 10.25% interest rate,
secured by all assets of DC Brands International Inc.

4 Note payable, originated in 2012, due in 2012	75,000	-	75,000
6% interest

	9,111,043	1,907,849.00	11,018,892
Unamortized discount	(4,681,129)	(751,542.00)	(5,432,671)

	4,429,914	1,156,307.00	5,586,221

DC Brands International, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2012 and December 31, 2011
(unaudited)

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

DC Brands International, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2012 and December 31, 2011
(unaudited)

As of September 30, 2012 eleven notes payable totaling $1,071,210 were past due and as of December 31, 2011, ten notes payable totaling $1,026,030 were past due.  There are no default penalties or fees that may be sanctioned against the Company for not paying the notes upon maturity.  The Company intends to restructure these notes into preferred stock.

The Company settled notes payable and accrued interest payable totaling $1,121,292 and $849,245 during the nine months ended September 30, 2012 and 2011, respectively by issuing 197,644,885 and 54,793 shares of common stock during the nine months ended September 30, 2012 and 2011, respectively.  The Company valued the shares based upon the closing share price at each retirement date and recorded a loss on retirement of debt of $2,508,169 during the nine months ended September 30, 2012, and a loss on retirement of debt of $1,667,375 during the nine months ended September 30, 2011.

The note payable due January 1, 2015 has a face amount of up to $5,000,000 and functions as a revolving line of credit.  There was $4,516,896 of unused availability on the note at September 30, 2012.

6.	Income Taxes

The Company has not filed tax returns since its inception.  The Company is in the process of preparing past tax returns and does not believe that it will be exposed to any risk of penalty or forfeiture of NOLs.

At September 30, 2012 and December 31, 2011, the Company provided a full valuation allowance against any calculated deferred tax asset based on the weight of available evidence, both positive and negative, including the Company’s history of losses, which indicate that it is more likely than not that such benefits will not be realized.

7.	Stockholders’ Equity

All common shares have been retroactively adjusted for the 200 for 1 reverse stock split authorized by the board on May 21, 2012 and effective June 28, 2012.

Issuances of Common Stock
The Company issued common stock during the nine months ended September 30, 2012 as set forth below.  The common stock was valued at the fair market value at the date the Company became obligated to issue the shares.

The Company issued 155,000 shares of common stock during the nine months ended September 30, 2012 related to services provided by vendors.  The shares were valued at prices ranging from $0.60 to $0.12 per share and were collectively valued at $33,000.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2012 and December 31, 2011
(unaudited)

The Company issued 197,644,885 shares of common stock during the nine months ended September 30, 2012 in order to pay off or pay down notes payable and accrued interest.  The common stock was valued at prices ranging from $2,00 to $0.02 per share.  The shares were collectively valued at $2,554,660

Series A Preferred Stock
The Series A Preferred Stock votes together with the common stock as a single class and the holders of the Series A Preferred Stock are entitled to such number of votes as shall equal 51.25% of the number of votes that may be cast by the outstanding shares of common stock.  The Series A Preferred Stock is not convertible into common stock and does not carry any redemption features.

Series B Preferred Stock
The Company issued 20 shares of Series B preferred stock in the first 6 months of 2012. These shares were issued in conjunction with the issuance of $250,000 of debt. This brings the total shares of Series B preferred shares outstanding to 106.  These 106 shares of Series B preferred can be converted into 7.95% of the common stock of the Company. As of 9/30/2012 the Company would need to issue 17,169,195 of common shares if all of the Series B preferred was converted.

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
As of September 30, 2012 and December 31, 2011
(unaudited)

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

DC Brands International, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2012 and December 31, 2011
(unaudited)

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

Transactions involving common stock subsequent to Sep 30, 2012 are set forth in Note 10. Subsequent Events.

8.	Share Based Compensation Expense

The Company recognizes expense associated with shares issued for services over the service period.  The shares are valued based upon the fair value of the common stock on the date that the Company becomes obligated to issue the shares.  Expenses associated with shares issued for services are as follows:

	Three months ended Sep 30,		Nine months ended Sep 30,
	2012	2011	2012	2011
General and administrative	$-	$13,800	$33,000	$1,062,892
Sales and marketing	-	43,750	-	294,302
	$-	$57,550	$33,000	$1,357,194

9.	Related Party Transactions

The Company had related party payables of $228,529 and $1,413,569 at Sep 30, 2012 and December 31, 2011, respectively consisting primarily of deferred salaries payable and royalties payable to its officers. In June of 2010 $1,650,841 of related party payables were converted into two notes callable with 366 days notice and earning 10% interest. On June 5, 2012 Richard Pearce sold his Series A Preferred stock to Stephen Horgan and resigned as CEO.  Mr. Pearce converted his $1,560,285 related party note payable as well as his deferred salary and royalty into a $4.775 million convertible note. The Company is party to a royalty agreement with two of the Company’s officers (past officer) whereby the officers are entitled to receive $0.05 per cap for each bottle cap sold. The bottle cap is a specialized cap that contains the vitamin supplements in the Company’s functional water system. The officers (former officer) collectively deferred $26,703 and $183,330 in salaries and $1,978 and $1,060 in royalties during the three months ended September, 2012 and 2011, respectively.  The related party payables are non-interest bearing and due on demand.  One of the 12 notes payable with an aggregate principal balance of $1,078,333 originated in 2010 and 2011 with a 36 month maturity bearing interest at 16% is due to Bob Armstrong, the C.F.O. in the amount of $5,000.  Cut & Dried Productions, a company owned by our former C.E.O. made additional loans to the Company in the 3rd quarter of 2012 in the amount of $15,000 bringing the total due to $407,750.

Please see Footnote 10. Subsequent Events for details on the deferred salary after September 30, 2012.  On September 26, 2012 a newly formed LLC named HARD Save LLC purchased the 91,111 previously issued shares of Series A Preferred stock previously owned by Richard Pearce and then Stephen Horgan in a private transaction in the amount of $250,000.  The purchase resulted in HARD Save LLC having voting control of 51.25% of the voting securities of the Company.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2012 and December 31, 2011
(unaudited)

10.	Subsequent Events

	Shares	Common Stock	Additional Paid in Capital	Amount
For conversion of debt	135,482,218	$135,482	$0	$135,482

	135,482,218	$135,482	$0	$135,482
\

Shares Issued	Series B	Series C	Series D	Series E	Series F	Series G	Amount
For conversion of debt	-	1,244	-	2,776	5,500	6,000	$3,950,066
In conjunction with Securities Purchase Agreement	95	0	25,880				$365,000

	95	1,244	25,880	2,776	5,500	6,000	$4,315,066

Subsequent to September 30, 2012 HARD Save LLC entered into a Securities Purchase Agreement with the Company which allows it to invest up to a potential $1.25 million into the Company as needed to execute the national expansion business plan developed by Stephen Horgan.  The Company also entered into exchange agreements with the managing members of HARDSave LLC converting their debt into Series C Preferred Stock.  The Company also entered into an exchange agreement with Richard Pearce to waive $1 million of his outstanding debt and convert $2.775 million of his debt into Series E Preferred Stock.  On October 5 our Executive VP resigned his position after being unable to come to terms with HARD Save, LLC regarding his compensation.  .

DC Brands International, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2012 and December 31, 2011
(unaudited)

On October 12, 2012, the Company filed a Certificate of Designations creating the class C, D, E, F and G of Preferred Stock.

The Class C Preferred Stock has no dividend, liquidation or voting rights. The Class C Preferred Stock is convertible at any time after the 13th month after the date of its issuance into such number of shares of common stock of the Company as shall equal 1% of the outstanding common shares on the date of conversion divided by 1,000.

The Class D Preferred Stock has no dividend, conversion or voting rights. The Class D Preferred Stock is entitled to a liquidation preference equal to 40% of the proceeds of any sale of shares of common stock in excess of 25% of the outstanding shares, a liquidation or winding up, the sale of 20% of the Series A Preferred.

The Class E Preferred Stock has no liquidation or voting rights. The Class E Preferred Stock is entitled to a 10.25% dividend that is payable quarterly beginning in month 14 after issuance. Each share of the Class E Preferred Stock is convertible at any time after month 13 into such number of shares of common stock of the Company as shall equal $2,500 of the outstanding common shares on the date of conversion.

The Class F Preferred Stock has no dividend, liquidation or voting rights. The Class F Preferred Stock is convertible at any time after the 6th month into such number of shares of common stock of the Company as shall equal 1.0% of the outstanding common shares on the date of conversion divided by 1,000. The Company has the right to redeem the Class F Preferred at a redemption price of $286.86 per share.

The Class G Preferred Stock has no dividend, liquidation or voting rights. The Class G Preferred Stock is convertible at any time after the 13th month into such number of shares of common stock of the Company as shall equal 1.0% of the outstanding common shares on the date of conversion divided by 1,000. The Company has the right to redeem the Class G Preferred at a redemption price of $1,250 per share.

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

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements made in this report may constitute “forward-looking statements on our current expectations and projections about future events”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or our achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.   These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

General

The following analysis of our consolidated financial condition and results of operations for the three months ended September 30, 2012 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Quarterly Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2011 and the other information set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Overview

We commenced sales of our H.A.R.D. Nutrition Functional Water Systems in August 2009 at King Soopers. From our inception to Sep 30, 2012, we had incurred an accumulated deficit of $95,556,903.  Our accumulated deficit through Sept 30, 2012 is primarily attributable to our issuance of stock compensation.

To date, we have met substantially all of our financing needs through private sale of shares of our common stock and other equity securities and loans from investors. We have raised a total of approximately $16,000,000 from our equity and debt financings subsequent to our acquisition of DC Brands, LLC in 2004. In addition, we have an accounts receivable factoring agreement with Liquid Capital Exchange, Inc. (“Liquid Capital”) pursuant to which we have agreed to sell, and Liquid Capital has agreed to purchase, certain of the accounts arising from the sale of our products. Liquid Capital in its sole discretion may advance up to 80% of the face amount of the accounts purchased less an applicable discount fee up to a maximum of $750,000. In order to secure our payment of all our indebtedness and obligations to Liquid Capital, we granted Liquid Capital a security interest and lien upon our accounts and our other assets. In July 2011 we entered into a $10 million equity funding facility with Southridge Partners II, LP, which is subject to various conditions being met prior to our use of the facility, which to date have not been met. There can be no guarantee that any funds will be derived from the equity line. If our revenue from sales and payments derived from our factoring arrangement and financing from our equity funding facility is not sufficient to meet our ongoing expenses we will need additional financing.  In October 2012, we entered into a Securities Purchase Agreement with HARD Save, LLC which allows HARD Save, LLC to invest up to $1.25 million in us in exchange for a total of 10,000 units if all $1.25 million is invested.  Each unit contains .0333 shares of Series B Preferred Stock and 9.111 shares of Series D Preferred Stock.

Results of Operations

Quarter ended Sept 30, 2012 Compared to quarter ended Sept 30, 2011

Revenue- During the quarter ended Sept 30, 2012, we generated revenue of $20,686, 42% of which was attributable to the sale of our H.A.R.D, Nutrition Functional Water System which commenced in August 2009.  This represented a 66% decrease from the same period in the prior year.  During the same period of 2011, we had revenue of $59,999.  Our gross margin decreased from $13,049 for the quarter ended Sept 30, 2011 to $9,973 for the quarter ended Sept 30, 2012. Our cost of goods sold decreased approximately 77% to $10,713 for the quarter ended Sept 30, 2012 from $46,950 for the quarter ended Sept 30, 2011.  The decrease in the cost of goods sold was attributable to a decrease in sales and increases in the % of sales from supplements vs. our functional water systems which carry a higher profit margin.    Sales of our H.A.R.D, Nutrition Functional Water System and H.A.R.D. Nutrition supplements accounted for 42% and 58% respectively of our revenue for the quarter ended Sept 30, 2012.
Expenses- Our total operating expenses, excluding depreciation and amortization, for the quarter ended Sept 30, 2012 were $224,515 as compared to $643,406 for the quarter ended Sept 30, 2011.
General and administrative expenses were $204,447 and $506,712 for the quarters ended Sept 30, 2012 and Sept 30, 2011, respectively and included salaries, legal, accounting and other professional fees and occupancy related expenses.  Included in general and administrative expenses was stock based compensation expense for services provided by vendors and employees of $0 for the quarter ended Sept 30, 2012. The remaining general and administrative expenses $204,447 for the quarter ended Sept 30, 2011 included $72,758 for salaries, 47,722 for legal accounting and other professional expenses and $20,696 for occupancy related expenses. Included in general and administrative expenses was stock based compensation expense for services provided by vendors and employees of $13,800 for the quarter ended Sept 30, 2011. The remaining general and administrative expenses $492,912 for the quarter ended Sept 30, 2011 included $338,136 for salaries, 48,615 for legal accounting and other professional expenses and $38,027 for occupancy related expenses. Sales and marketing consisted of advertising and other promotional expenses. Sales and marketing expenses were $20,068 and $136,694 for the quarters ended Sept 30, 2012 and Sept 30, 2011, respectively and included stock based compensation for services provided by vendors and employees of $0 and $43,750 for the quarters ended Sept 30, 2012 and 2011 respectively.  The remaining sales and marketing expenses, $20,068 for the quarter ended Sept 30, 2012 did not include any advertising expenses.  The remaining sales and marketing expenses, $92,944 for the quarter ended Sept 30, 2011 did not include any advertising expenses but did include $48,950 of product giveaways.
Interest expense for the quarter ended Sept 30, 2012 increased 319% from $348,257 to $1,460,690 for the quarter ended September 30, 2011 due to additional debt issued. Net loss for the quarter ended Sept 30, 2011 increased 41% to $1,956,836 as compared to $1,390,964 for the quarter ended Sept 30, 2010 and was primarily attributable to the increase in interest expense offset by a reduction in the loss on retirement of debt.

Liquidity and Capital Resources

Revenues

At Sept 30, 2012 we had cash and cash equivalents of $2,773 as compared to $15,939 at December 31, 2011.  Our working capital deficit at Sept 30, 2012 was $7,537,605 and at December 31, 2011 was $5,485,147.

For the nine months ended Sept 30, 2012 our cash used in operating activities was $897,916.  Our primary sources and uses of cash from operating activities for the period were losses from operations, loss on retirement of debt, severance agreement expense, Amortization of debt discount, accrued bonuses, accrued interest payable and related party payable of $ 989,425.

Net cash provided by financing activities for the nine months ended Sept 30, 2012 was $884,750 which was the proceeds from the issuance of notes payable.

Current and Future Financing Needs

We have incurred an accumulated deficit of $95,556,903 through Sep 30, 2012. We have incurred negative cash flow from operations since we started our business. At Sep 30, 2012, we had short term and long term debt of $5,676,777, which includes related party debt.   We have no commitment for additional funding and none of our potential sources of funding, the Securities Purchase Agreement entered into in October 2012, our factoring arrangement and the $10 million equity financing agreement, are firm commitments to provide financing. In addition, we have lease commitments of $5,708 and $69,260 for the remainder of 2012 and 2013.   In the past we have spent, and provided we receive adequate funding, expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our advertising and marketing campaign,  and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.  If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements for the next few months. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we may need to raise additional funds, whether through a stock offering or otherwise.

We also have note payable commitments with respect to various notes payable issued to unaffiliated third parties who are accredited investors. A summary of notes payable as of Sep 30, 2012 is as follows: At Sep 30, 2012 we had 52 notes outstanding, of which eleven  notes or 10% of the aggregate principal balance were past due. Three notes in the aggregate principal amount of $563,156 bearing interest at a range from 6% to 36% are past due and to date no demand for payment has been made. Notes in the aggregate principal amount of $462,873 bearing interest at a rate of 15% are owed to 6 investors in our private placements are past due and to date no demand for payment has been made. Notes in the aggregate principal amount of $926,142 owed to four investors with a maturity date of July 1, 2013. These notes bear interest at a range from 6% to 16% per annum. Three of these notes with a total principal amount of $592,933 are callable by holder anytime after January 1, 2012 and were called in 2012.  Concurrently with the Securities Purchase Agreement executed October 2012 these notes were converted into preferred stock. The $5 million revolving note with a principal outstanding balance as of Sep 30, 2012 of $13,203 bears interest at a rate of 10.25% per annum and matures on January 1, 2015. The revolving note can be converted into shares of common stock at 20% of the closing price of the stock on the day prior to conversion. During the three months ended Sep 30, 2012, an additional$122,000 was assigned to other lenders of which $550,637 is outstanding principle at the balance sheet date. The conversion rates for these assigned notes range from 50% - 70% of the average closing trade or bid price for the five to ten days prior to conversion; and others have a conversion rate the lower of a set dollar amount or 60 - 65% of the lowest two trade or bid prices for the 5-10 days prior to the conversion date. The $2 million revolving note with a principal outstanding balance as of Sep 30, 2012 of $483,104 bears interest at a rate of 10.25% per annum and matures on January 1, 2015. The revolving note can be converted into shares of common stock at 20% of the closing price of the stock on the day prior to conversion. We have 12 notes payable with an aggregate principal balance of $1,078,333 originated in 2010 and 2011 with a 36 month maturity bearing interest at 16%. We have 7 notes payable with an aggregate principal balance of $1,325,000 originated in 2011 with a 24 month maturity bearing interest at 12%. 102 shares of Series B preferred stock were issued in conjunction with these notes. We have two notes payable in the amount of $207,680 originated in 2011 and 2012 that converted a payable overdue to one of our vendors. The note bears interest at 4% and has a maturity of 12/31/13. We have 3 notes payable originated in 2011 & 2012 with an aggregate principal balance of $45,180 with a 9 month maturity bearing interest at 8%. These notes are convertible into common stock after 6 months. We have 2 notes payable originated in 2011and 2012 with an aggregate principal balance of $105,000, bearing 4% interest, which matures in 2012 and carries a 15% redemption premium.  We have 1 note receivable originated in 2011 with an aggregate principal balance of $407,750 due in 2012 bearing interest at 6%. This note is from Cut & Dried Productions, LLC a company that Richard Pearce, the former CEO of DC Brands International, owns a majority of.  Effective June 5, 2012 Richard Pearce resigned as President and CEO and sold his Series A Preferred stock to Stephen Horgan who was named the new President and CEO.  Related to this transaction was a severance agreement that included a promissory note to Richard Pearce in the amount of $4,775,834 that bears interest at 10.25% and is secured by lien on all of the assets of DC Brands International, Inc. and its subsidiary.  The note is repaid in the form of converting the debt into common stock anytime after 90 days.  The conversions are discounted 60% to the current market price based upon the closing bid price from the previous trading day.  We have four short term notes originated in June 2012 in the amount of $75,000 that bear interest at 6%.

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

A summary of notes payable as of September 30, 2012 is as follows:

	Current	Long Term	Total
1 Note payable, originated in 2004, due in 2006,	538,890	-	538,890
6% interest rate, secured by assets of
DC Brands, LLC, a wholly owned subsidiary

1 Note payable originated in 2007, due in 2007,	10,000	-	10,000
36% interest, unsecured

1 Note payable originated in 2007, due in 2008,	14,266	-	14,266
24% interest, unsecured

6 Notes payable, originated in 2008,	462,873	-	462,873
due at various dates from July to August
2010, 15% interest, unsecured

6 Notes payable, originated in 2010, due	550,637	13,203.00	563,840
January 1, 2015, 10.25% interest, unsecured

3 Notes payable, originated in 2010, due	592,933	-	592,933
July 1, 2013, callable by Noteholders after
January 1, 2012, 6% interest, unsecured

1 Note payable, originated in 2010, due	-	333,209.00	333,209
July 1, 2013, 16% interest, unsecured

12 Notes payable, originated in 2010 and 2011, due	-	1,078,333.00	1,078,333
due at various dates from July 2013 to March 2014,
16% interest, unsecured

2 Notes payable, originated in 2011 and 2012, due	207,680	-	207,680
Dec 31, 2013, 4% interest, unsecured

7 Notes payable, originated in 2011 &2012, due to be	1,325,000	-	1,325,000
repaid from a portion of gross sales beginning in
Feb 2012, 12% interest, unsecured

2 Notes payable, originated in 2011, due	45,180	-	45,180
Aug & Sept, 2012, 8% interest, unsecured

1 Note payable, originated in 2011, due	-	483,104.00	483,104
Jan 1, 2014, 10.25% interest, unsecured

2 Notes payable, originated in 2011 & 2012, due in 2012	105,000	-	105,000
4% interest and a 15% redemption premium

1 Note payable, originated in 2011, due in 2012	407,750	-	407,750
6% interest

1 Note payable, originated in 2012, convertible into,	4,775,834	-	4,775,834
common stock after 90 days. 10.25% interest rate,
secured by all assets of DC Brands International Inc.

4 Note payable, originated in 2012, due in 2012	75,000	-	75,000
6% interest

	9,111,043	1,907,849	11,018,892
Unamortized discount	(4,681,129)	(751,542)	(5,432,671)

	4,429,914	1,156,307	5,586,221

Related party notes
1 Note payable, originated in 2010, callable	-	90,556.00	90,556
with 366 day notice, 10% interest, unsecured

OUR PLAN OF OPERATIONS

OPERATING MODEL AND REPORTING STRUCTURE

DC BRANDS INTERNATIONAL, INC.

We, together with our wholly owned subsidiary, DC Nutrition, Inc., specialize in the manufacture, marketing and distribution of health related products that utilize natural botanicals, vitamins, minerals and supplements and are aimed at maximizing the full potential of the body.    Our current focus is on the sale of our products under our H.A.R.D Nutrition label.  To date, a substantial portion of our revenue has been derived from the sale of our products under this label. We currently have two distinct types of product that are sold under our H.A.R.D. Nutrition logo; our Functional Water Systems and nutritional supplements.  The Functional Water Systems and nutritional supplements can each be further categorized into four sub product lines; each line tailored to different health and daily needs: our performance, strength and training line, our wellness and beauty line, our weight loss and diet line and our energy line. Our H.A.R.D. Nutrition Functional Water Systems provide consumers with the convenience of the unique combination of nutraceutical supplements with a functional beverage.  All of the products sold under our H.A.R.D. Nutrition Functional Water Systems are sold in a bottle which combines in one container water, which is lightly flavored, with vitamins stored in our patented, licensed flip top compartment on the top of the bottle.  The water provides the hydration and catalyst needed for absorption of the specially formulated nutraceutical capsules contained in the bottle’s flip top cap compartment.  During the quarter ended Sep 30, 2012, we derived $8,654 representing 42% of our revenue from sales of our Functional Water Systems.  During the year ended December 31, 2011, we derived $271,255, representing 83% of our revenue from sales of our Functional Water Systems.

The other products sold under our H.A.R.D. Nutrition label are traditional supplements “not in the cap on top of the Water Systems” which are made from a mixture of herbs and have been formulated to help maintain good health by providing the supplements that we believe are needed by our body but cannot be directly obtained from foods.  Our sale of nutritional supplements has not generated as much revenue as the sale of our Functional Water Systems. During the quarter ended Sep 30, 2012, we derived $12,032 representing 58% of our revenue from sales of our H.A.R.D. Nutritional Supplement products.  During the year ended December 31, 2011, we derived $57,447, representing 17% of our revenue, from sales of our nutritional supplements.

Under the direction of Stephen Horgan, who became our President and CEO in June we immediately created 4 separate divisions for the Company; Functional Beverage, Dry Supplements, Online and International.  We expect that our Southern California and retail efforts in beverages will initially be enhanced by growth in our Dry Supplements and Online Divisions. We currently have minimal international sales and expect that the international division will be slower in developing and will take about a year before it will begin to contribute any meaningful amount to revenue. We expect to be in the market with our new distinct, packaging during the fourth quarter of 2012.

We plan to change our marketing focus and implement a grass roots online, social media networking marketing approach aimed at  gaining local consumers, and to use any traction received to expand the distribution network into other national markets that we believe have a consumer base that will embrace our nutritional dry supplements and beverage products.  During 2011 and 1ST Qtr 2012, the focus of our marketing had been on our long form infomercial which aired nationally in November 2011. Prior thereto, our marketing focus has been in the Colorado area. We have used various forms of advertising as part of our marketing campaign. Our marketing strategy has included associations with well know public figures in the Colorado area in an effort to capitalize on their notoriety. We have engaged in an aggressive radio marketing campaign in the Colorado area, which included the promotion of our products on the KOA radio station by Dave Logan, a former NFL player and one of the KOA announcers. Our promotional agreement with Mr. Logan terminated in 2011.

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

Our principal offices are located at 9500 W. 49th Avenue, Suite D-106, Wheat Ridge, Colorado 80033.  Our telephone number is 303-279-3800.
Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the period ended Sep 30, 2012.

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

As of December 31, 2011 and Sep 30, 2012, there were no past due receivables.

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

We did not have any Level 2 or Level 3 assets or liabilities as of Sep 30, 2012.

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

Recently Issued Accounting Standards

During the period ended Sep 30, 2012, there were several new accounting pronouncements issued by the FASB, the most recent pronouncement issued was Accounting Standards Update No. 2012-07—Entertainment—Films (Topic 926): Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs (a consensus of the FASB Emerging Issues Task Force).  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Contractual Obligations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of Sep 30, 2012 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended Sep 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information sets forth certain information with respect to all securities which we have sold during the past quarter. We did not pay any commissions in connection with any of these sales.

In July through September 2012 we issued to eight debtors an aggregate of 177,924,311 shares of our common stock in conjunction with pay down of debt. These securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”). The offering did not involve any general solicitation or advertising by us. Each individual acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

Subsequent to September 30, 2012 and prior to the filing date of this repost we issued to eight debtors an aggregate of 135,482,218 shares of our common stock in conjunction with pay down of debt.  These securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  The offering did not involve any general solicitation or advertising by us.  Each individual acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

Subsequent to September 30, 2012 and prior to the filing date of this repost we issued to three debtors an aggregate of 1,244 shares of our Series C Preferred Stock in conjunction with conversion of debt.  These securities were issued in reliance on Section 3(a)(9)of the Securities Act of 1933, as amended (the “Act”).

Subsequent to September 30, 2012 and prior to the filing date of this repost we issued to two debtors an aggregate of 2,776 shares of our Series E Preferred Stock in conjunction with conversion of debt.  These securities were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended (the “Act”).

Subsequent to September 30, 2012 and prior to the filing date of this repost we issued to two debtors an aggregate of 5,500 shares of our Series F Preferred Stock in conjunction with conversion of debt.    These securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”).    Each individual acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

Subsequent to September 30, 2012 and prior to the filing date of this repost we issued to two debtors an aggregate of 6,000 shares of our Series G Preferred Stock in conjunction with conversion of debt.  These securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”).   Each individual acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

Subsequent to September 30, 2012 and prior to the filing date of this repost we issued to one entity 95 shares of Series B Preferred Stock  and 25,880  shares of Series D Preferred Stock in conjunction with the sale of Preferred Shres.  These securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”).   Each individual acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

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

DATE: November 14, 2012	DC BRANDS INTERNATIONAL, INC. (Registrant)

	By:	/s/ Stephen Horgan
Stephen Horgan President and Chief Executive Officer (Principal Executive Officer)