Form 10-K
period 2012-12-31
DC BRANDS INTERNATIONAL INC
filed 2013-04-16
CIK 1393463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

DC BRANDS INTERNATIONAL, INC.

Colorado
(State or Other Jurisdiction of Incorporation or Organization)
2833
(Primary Standard Industrial Classification Code Number)

20-1892264
(I.R.S. Employer Identification No.)
1685 S. Colorado Blvd, Unit S291 Denver, CO 80222 (720) 281-7143
(Address and telephone number of principal executive offices)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐      No  ☒

The number of shares of the issuer’s common stock issued and outstanding as of March 29, 2013 was 1,064,562,644 shares.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second quarter. $12,743,451 based upon $0.02 per share which was the last price at which the common equity purchased by non-affiliates was last sold.

Documents Incorporated By Reference:  None

 DC BRANDS INTERNATIONAL, INC.

  FORM 10-K

For the Year Ended December 31, 2012

		Page
PART I.

Item 1.	Business	1
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4.	Mining Safety Disclosures	11

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
Item 6.	Selected Financial Data	13
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	23
Item 9A.	Controls and Procedures	23
Item 9B.	Other Information	24

PART III.

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance	24
Item 11.	Executive Compensation	28
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions and Director Independence	31
Item 14.	Principal Accounting Fees and Services	31

PART IV.

Item 15.	Exhibits and Financial Statement Schedules	32

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

i

Item 1.          Business

Company Overview

We specialize in the manufacture, marketing and distribution of health related products that utilize natural botanicals, vitamins, minerals and supplements and are aimed at maximizing the full potential of the body.    Our current focus is on the sale of our products under our H.A.R.D Nutrition label.  To date, a substantial portion of our revenue has been derived from the sale of our products under this label. We currently have two distinct types of products that are sold under our H.A.R.D. Nutrition logo; our Functional Water System and nutritional supplements; however, due to limited capital resources we have suspended sales of our nutritional supplements products.  The Functional Water System and nutritional supplements can each be further categorized into four sub-product lines; each line tailored to different health and daily needs: our performance, strength and training line, our wellness and beauty line, our weight loss and diet line and our energy line. Our H.A.R.D. Nutrition Functional Water System provides consumers with the convenience of the unique combination of nutraceutical supplements with a functional beverage. All of the products sold under our H.A.R.D. Nutrition Functional Water System are sold in a bottle which combines in one container water, which is lightly flavored, with vitamins stored in our patented, licensed flip top compartment on the top of the bottle.  The water provides the hydration and catalyst needed for absorption of the specially formulated nutraceutical capsules contained in the bottle’s flip top compartment.

Until recently, our primary market focus has been in the Colorado area, where we have sold products indirectly to retail stores, including the King Soopers grocery store chain, through a variety of distributors  and directly to retail stores and health and fitness establishments, including the Max Muscle retail health and fitness chain. Since 2013, to conserve costs,our focus has been on selling our products through our website.

We were incorporated in 1998 in Colorado under the name Telamerge Holding Corp. In 2004, we changed our name to DC Brands International, Inc. in connection with our acquisition of DC Brands, LLC.  Our principal offices are located at 1685 South Colorado Blvd, Suite S291, Denver, Colorado 80222.  Our telephone number is (720)281-7143.  Information about our products can be obtained from our website www.hardnutrition.com.

BUSINESS

We, together with our wholly owned subsidiary DC Nutrition, Inc., specialize in the manufacture, marketing and distribution of health related products that utilize natural botanicals, vitamins, minerals and supplements aimed at maximizing the full potential of the body.    Until recently, our focus has been on the sale of two distinct types of products under our H.A.R.D Nutrition label (our Functional Water Systems and nutritional supplements).  To date,  our revenue has been derived substantially from the sale of our Functional Water Systems.  Due to our limited capital resources  we. have suspended the sale of our nutritional supplements and  focused solely on the sale of  Functional Water Systems tailored to different health and daily needs, namely, our performance, strength and training line, our wellness and beauty line, our weight loss and diet line and our energy line Our H.A.R.D. Nutrition Functional Water Systems provide consumers with the convenience of the unique combination of nutraceutical supplements with a functional beverage.  All of the products sold under our H.A.R.D. Nutrition Functional Water Systems are sold in a bottle which combines in one container water, which is lightly flavored, with vitamins stored in our patented, licensed flip top compartment on the top of the bottle.  The water provides the hydration and catalyst needed for absorption of the specially formulated nutraceutical capsules contained in the bottle’s flip top cap compartment.  During the year ended December 31, 2012, we derived $128,905 representing 79% of our revenue from sales of our Functional Water Systems.  During the year ended December 31, 2011, we derived $271,255 representing 83% of our revenue from sales of our Functional Water Systems.

The other products previously sold under our H.A.R.D. Nutrition label are traditional supplements “not in the cap on top of the Water Systems” which are made from a mixture of herbs and have been formulated to help maintain good health by providing the supplements that we believe are needed by our body which cannot be directly obtained from foods.  Our sale of nutritional supplements has not generated as much revenue as the sale of our Functional Water Systems. During the year ended December 31, 2011, we derived $57,447 representing 14% of our revenue from sales of our H.A.R.D. Nutritional Supplement products.  During the year ended December 31, 2012, we derived $34,927 representing 21% of our revenue from sales of our H.A.R.D. Nutritional Supplement products.

Until recently, our primary market focus has been in the Colorado area, where we have sold products indirectly to retail stores, including the King Soopers grocery store chain, through a variety of distributors and directly to retail stores and health and fitness establishments, including the Max Muscle retail health and fitness chain as well as a few health and fitness and gym locations.  Since 2013, to conserve costs our primary focus has been on sales of our products through our website. Subject to being able to secure sufficient capital on commercially acceptable terms and attractive commercial prospects, we intend to expand our marketing efforts in the United States beyond the local Colorado area.

We were incorporated in 1998 in Colorado under the name Telamerge Holding Corp. In 2004, we changed our name to DC Brands International, Inc. in connection with our anticipated acquisition of DC Brands, LLC.

We commenced operations of products that are sports and fitness based nutraceutical supplements under the H.A.R.D. Nutrition label in 2009.  In fact, our first functional water sales were made in August of 2009.  Prior to 2006, our main focus was on the manufacture and sale of energy drinks. Our principal offices are located at 1685 South Colorado Blvd, Suite S291, Denver, Colorado 80222.  Our telephone number is (720)281-7143.  Information about our products can be obtained from our website www.hardnutrition.com.

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

In 2007, we changed the focus of our business away from carbonated energy drinks that contained sugar and caffeine to developing, marketing, distributing and selling health related products that are natural-based and contain vitamins.  In July 2007, we acquired the assets of Hard Nutrition, Inc. and commenced production and marketing of our health drink/supplement combination under our current HARD Nutrition label.  In September 2007, we effectuated a 10:1 reverse split of our issued and outstanding shares of common stock. Since we have outsourced our manufacturing and have no prior or future commitment for any specified quantity of products, we did not incur any manufacturing costs when we terminated production of the carbonated energy drinks; however as a result of such termination in 2008 we wrote off $2,924,000 of intellectual property related to formulas and other intangibles used in the carbonated energy drink business.  Also in 2008 we wrote off an additional  $8,541,669 of intellectual property related to the formulas and other intellectual property used in the carbonated energy drinks business and we incurred in excess of $200,000 in capital expenditures related to production and manufacturing expenses incurred in connection with our new line of business. In 2009, we commenced sales of our Functional Water Systems. In July 2011 we effectuated a 10:1 reverse split of our issued and outstanding shares of common stock.  In June 2012 we effectuated a 200:1 reverse split of our issued and outstanding shares of common stock. In March of 2013, we received approval of our Board of Directors and shareholders owning a majority of our voting power outstanding to effectuate a 100:1 reverse split of our issued and outstanding shares of common stock, and is anticipated to be effectuated after obtainment of all regulatory approvals and requisite waiting periods.

Existing Products

We currently sell one distinct type of product under our H.A.R.D. Nutrition label, our   Functional Water Systems.   Until recently, we also sold  our Nutritional Supplements under such label. Each product line is further divided into similar categories based upon its targeted results, namely our performance, strength and training products,   wellness products,   energy products and weight loss and diet products.  Each product was developed to attain its desired result based upon our research of third party documented studies as to which vitamins and herbs are likely to produce our desired results.  After establishing what we believe the general consensus is regarding a particular nutraceutical’s typical effects, we then create mixtures of products to help achieve the desired result.  We don’t use any “secret” ingredients or seek to include any particularly unusual vitamins and herbs in our products but rather seek to rely on established expectations regarding the intended effects of such nutraceuticals, recognizing that such intended effects have not been confirmed in any respect by the U.S. Food and Drug Administration or any other governmental agency, and as such may, in fact, not be effective.  We do not engage in formal testing of the achievement of desired results of our products but do receive feedback from existing customers which is recorded and referred to when modifying or creating new products.  We believe what makes us unique is not necessarily the vitamin and herb combinations chosen by our herbalist in our products themselves, but rather our ability to deliver those chosen nutraceuticals in our patented flip-top cap together with each product in our Functional Water System rather than relying on delivering the vitamins and herbs in only liquid form as part of the actual drink, as our competitors do.

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

Our nine different systems are Health +, Fat Fighter, Get Over It, Whacked Energy, Think!, Win, Fix It, Cleanse +, and Rebuild and Recover.  The Daily Basics is a wellness product that includes vitamins and supplements.  The Fat Fighter falls under the diet and weight loss category. The Get Over It-Feel Better Now is a wellness product that is a blend of vitamins, herbs and minerals. The Get Over It water system is being marketed to combat hangovers.   Whacked Energy and Wide Awake are part of our energy line.  Win is geared towards athletes for use when conducting fitness training.. Fix It! is a combination of herbs and supplements. Cleanse+ is a 12 day total body cleansing system intended to be taken once every 90 days and Rebuild and Recover is a very potent combination of products targeted towards the serious athlete. All of our products contain ingredients that are intended to provide health related benefits. For example, many of the products in our energy line include Ginko biloba, which has been shown in several studies to help improve focus and help concentration and improve blood flow to the brain. (See Gessner B, Voelp A, and Klasser M in Arzneimittelforschung. 1985;35(9):1459-65.(1985);Adams LL, Gatchel RJ, Gentry C. Complementary and alternative medicine: applications and implications for cognitive functioning in elderly populations. Altern Ther HealthMed. 2001;7(2):52-61;Kleijnen, J and P. Knipschild. 1992. Ginkgo biloba for cerebral insufficiency. Br. J. Clin. Pharmac. 34:352358.)

We commenced sales of our H.A.R.D. Nutrition Functional Water Systems in August 2009 at King Soopers.  During the year ended December 31, 2012, we derived $128,905 representing 79% of our revenue from sales of our Functional Water Systems.  During the year ended December 31, 2011, we derived $271,255 representing 83% of our revenue from sales of our Functional Water Systems

The H.A.R.D. Nutrition Functional Water Systems are primarily sold in retail establishments.  In 2012 approximately 28% of our total revenue derived from sales of our H.A.R.D. Nutrition Functional Water beverages has been derived from sales to King Soopers supermarkets, which is a division of Kroger Foods through two distributors.

Our Nutritional Supplements

Our H.A.R.D. Nutrition Supplements have been  sold primarily though our wholly owned subsidiary DC Nutrition, Inc. and are aimed at athletes and improving performance. We currently have approximately 300 products in this product line which we divide into the four categories previously discussed:  performance and strength supplements, wellness products, energy supplements and the weight loss and diet products.

Our second largest product line in terms of sales revenue is our H.A.R.D. Nutritional Supplement products. During the year ended December 31, 2012, we derived $34,927 representing 21% of our revenue from sales of our H.A.R.D. Nutritional Supplement products. During the year ended December 31, 2011, we derived $57,447 representing 14% of our revenue from sales of our H.A.R.D. Nutritional Supplement products.  The H.A.R.D. Nutritional Supplement products are primarily sold to retailers or by orders placed at our corporate headquarters, website and certain smaller retail establishments such as gyms and fitness centers.

Subsequent to year end and until such time as additional funding is received, we have suspended the sales of our Nutritional Supplement products.

During the last two years we did not spend any funds on research and development activities.

Marketing

Our current marketing focus is primarily on sales of our products through the internet.  During 2012, the focus of our marketing had been the expansion of both our Functional Beverage and Nutritional Supplement lines into strategic locations in Southern California.  In September 2012, we signed an agreement with LA Libations for the expansion of the marketing of our products both in other states as well as with national retailers. In December 2012 we signed a distribution agreement with LA Distribution for LA County.  During 2011, the focus of our marketing was on our long form infomercial which aired nationally in November 2011. Prior thereto, our marketing focus had been exclusively in the Colorado area.  We have used various forms of advertising as part of our marketing campaign.  Our marketing strategy has included associations with well know public figures in the Colorado area in an effort to capitalize on their notoriety. In the past we had engaged in an aggressive radio marketing campaign in the Colorado area, which included the promotion of our products on the KOA radio station by Dave Logan, a former NFL player and one of the KOA announcers. Our promotional agreement with Mr. Logan terminated in 2011.

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

On October 8, 2012 we  entered into a Securities Purchase Agreement with HARDSave LLC, an entity managed by Alan Fishman and Dave Coppfer, former directors, which allowed it to invest up to a potential $1,250,000 pursuant to which it invested an additional  $595,000 in our company and had the right to invest an additional $655,000 as needed to execute the national expansion business plan developed by our prior President, Stephen Horgan.  Subsequent to year end, HARDSave LLC, the terminated the Securities Purchase Agreement. In an effort to preserve cash, we have also restructured certain of our debt including $383,209 of debt owed to principals of HARDSave LLC, which was converted to 1,231_ shares of Series C Preferred Stock.

On February 27, 2013, we received proposed terms from a creditor, as well as other creditors, to provide funding for us in the form of convertible debt.   We have recently received funding from such creditor that has been used to continue our current operations.  In an effort to preserve cash, we liquidated our raw material inventory and warehouse assets and moved the functional beverage inventory into a much smaller location.  As a cost savings measure, we intend to subcontract the manufacture of the supplements that are included in the Functional Beverage systems as opposed to manufacturing them ourselves

We also entered into an exchange agreement with another former CEO, Richard Pearce, pursuant to which Mr. Pearce  forgave $1 million of his outstanding debt and converted $2.775 million of his debt into Series E Preferred Stock.

We have raised a total of approximately $16,000,000 from our equity and debt financings subsequent to our acquisition of DC Brands, LLC in 2004. In addition, we have an accounts receivable factoring agreement with Liquid Capital Exchange, Inc. (“Liquid Capital”) pursuant to which we have agreed to sell, and Liquid Capital has agreed to purchase, certain of the accounts arising from the sale of our products.  Liquid Capital in its sole discretion may advance up to 80% of the face amount of the accounts purchased less an applicable discount fee up to a maximum of $75,000.  In order to secure our payment of all our indebtedness and obligations to Liquid Capital, we granted Liquid Capital a security interest and lien upon our accounts and our other assets.  The agreement with Liquid Capital has a term of one year and may be terminated by either party upon 30 days prior written notice and immediately by Liquid Capital upon an event of default as defined in the agreement.  In July 2011 we entered into a $10 million equity funding facility with Southridge Partners II, LP, which is subject to various conditions being met prior to our use of the facility; however, we have not yet met the conditions for use of the equity funding facility. There can be no guarantee that any funds will be derived from the equity line. If our revenue from sales and payments derived from our factoring arrangement and financing from our equity funding facility is not sufficient to meet our ongoing expenses we will need additional financing.  Although we have received funding from one creditor and have oral commitments from others, we cannot guarantee that the funding provided will be sufficient to continue our current operations and we cannot guarantee that we will receive enough funding to allow us to recontinue our nutritional supplement product sales.

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

DISTRIBUTION

During 2012, the focus of our marketing has been the expansion of both our Functional Beverage and Nutritional Supplement lines into strategic locations in Southern California.  We signed an agreement with LA Libations in September 2012 and they were driving that expansion as well as beginning the process of meeting with national retailers. In December 2012 we signed a distribution agreement with LA Distribution for LA County. Prior to June 2012, our market focus has been in the Colorado area, where we have sold products indirectly to retail stores, including the King Soopers grocery store chain, through  a variety of distributors and directly to retail stores and  health and fitness establishments, including the Max Muscle retail health and fitness chain. Until recently, our distribution efforts have been limited due to our oral agreement with King Soopers not to provide products to other grocery stores. Given sufficient capital and attractive commercial prospects, we intend to expand our distribution effort throughout the United States.  However establishing a successful distribution network nationwide will require the expenditure of substantial amounts of capital.

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

Our future ability to establish a distribution network will be dependent upon our financial condition.  Until such time as we have sufficient funding, either from product sales of fundraising, our planned distribution expansion will be suspended.

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

Richard Pearce, our former President & Chief Executive Officer, and Jeremy J Alcamo, our former Executive VP., have received a design patent in the United States (US D 576,877S) for the flip-top cap compartment which we currently use on our H.A.R.D. Nutrition bottles, which they have licensed to us on an exclusive basis for a fee based upon the number of products sold that contain the cap.  The Patent was issued on September 16, 2008 and has a term of 14 years, terminating on September 15, 2022.  In addition, the Company owns several copyrights and trademarks that are used in connection with its H.A.R.D. Nutrition product line.  See “Certain Relationships and Related Transactions.”

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

INDUSTRY OVERVIEW

As noted in a September 2011 article in the Natural Products Insider titled Postmodern Nutrition: Functional Foods, Beverages, it appears that  the functional foods industry has not been negatively impacted by the recent volatile stock market.

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

The nutritional supplements industry is highly fragmented and intensely competitive. It includes companies that manufacture and distribute products which are generally intended to enhance the body's performance and well being. Nutritional supplements include vitamins, minerals, dietary supplements, herbs, botanicals and their derivative compounds. Opportunities in the nutritional supplements industry were enhanced by the enactment of the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). Under DSHEA, vendors of dietary supplements are now able to educate consumers regarding the effects of certain component ingredients. However, they are subject to many regulations regarding labeling and advertising of such products. See “Regulation” below.

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

Employees

As of December 31, 2012, we had 7 full time and 2 part time employees. Subsequent to year end we have one employee.

ITEM 2.        PROPERTY

As of 12/31/12 our principal office was located at 9500 W. 49th Avenue, Suite D-106, Wheat Ridge, Colorado 80033. This space consists of approximately 15,000 square feet.  The lease provides that it terminates on April 30, 2013 and our base rent expense is approximately $15,000 per month, which includes a base rent and excludes certain payments for operating expenses. In an effort to reduce expenses, subsequent to year end we entered an agreement with the landlord to vacate these premises by February 28, 2013.  The raw materials, pill making and warehouse equipment was liquidated and the remaining drink inventory was moved to an 800 sq. ft. warehouse in Wheat Ridge and the corporate office location was relocated to 1685 South Colorado Boulevard, #S291, Denver, CO 80222

ITEM 3.        LEGAL PROCEEDINGS

On February 19, 2013  a debtholder, filed a complaint in Jefferson County Court based upon a promissory note issued May 31, 2100 and is seeking relief of the payment of the $125,000 debt plus accrued interest owed as well as compensatory and consequential damages.  It is not know at this time the outcome of these legal proceedings.

We may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.

ITEM 4.        MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5.        MARKET PRICE OF COMMON STOCK AND OTHER STOCKHOLDER MATTERS

Until January 13, 2011 our stock was traded solely on the pink sheets under the symbol DCBR.  On January 13, 2011 our 15C211 form was approved by FINRA and our stock began trading on the OTC.BB exchange under the symbol DCBR

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2012 and 2011.

	High	Low
Quarter Ended December 31, 2012	$0.0010	$0.0001
Quarter Ended September 30, 2012	$0.0400	$0.0010
Quarter Ended June 30, 2012	$96.0000	$0.0200
Quarter Ended March 31, 2012	$400.0000	$40.0000

Quarter Ended December 31, 2011	$20.0000	$0.4000
Quarter Ended September 30, 2011	$76.0000	$6.2000
Quarter Ended June 30, 2011	$100.0000	$10.0000
Quarter Ended March 31, 2011	$180.0000	$68.0000

Holders

As of December 31, 2012, there were approximately 284 holders of record of our common stock.  As of December 31, 2012 we had 637,172,528 shares of common stock outstanding.

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

Purchase of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None

Sale of Unregistered Securities

The Company issued common stock during the twelve months ended December 31, 2012, as set forth below.  The common stock was valued at the fair market value at the date the Company became obligated to issue the shares.

The Company issued 155,000 shares of common stock during the twelve months ended December 31, 2012, related to services provided by two vendors.  The shares were valued at prices ranging from $0.60 to $0.12 per share. The shares were collectively valued at $33,000. These issuances of shares qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuances did not involve a public offering. The issuances were not a public offering as defined in Section 4(a)(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. These issuances were done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act of 1933 for these issuances.

The Company issued 636,021,882 shares of common stock on two hundred twenty-three different occasions during the twelve months ended December 31, 2012, upon partial conversion of ten different notes..  The common stock was valued at $2.00 to $0.001 per share.  The shares were collectively valued at $2,993,045. These securities were issued under Section 3(a)(9) of the Securities Act of 1933  .

Series B Preferred Stock

The Company issued 183.40 shares of Series B preferred stock in 2012. 20 shares of these shares were issued in conjunction with the issuance of $250,000 of debt.   163.4 shares were issued under an agreement with HARDSave LLC in the connection of their contribution of $630,000 of cash.  The 269.40 shares of Series B preferred can be converted into 20.21% of the common stock of the company. As of 12/31/2012 the company would need to issue 161,395,801 shares of common shares if all of the Series B preferred was converted. As of 12/31/2012 the company would need to issue 1,643,298,900 shares of common shares to the Series B holders if all of the preferred shares in all series were converted. These issuances of shares qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuances did not involve a public offering. The issuances were not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. These issuances were done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these issuances.

The Company issued 2,735 shares of Series C preferred stock in 2012. The Class C Preferred Stock has no dividend, liquidation or voting rights. The Class C Preferred Stock is convertible at any time after the 13th month after the date of its issuance into such number of shares of common stock of the Company as shall equal 1% of the outstanding common shares on the date of conversion divided by 1,000.  The 2,735 shares of Series C were issued to 7 investors who converted a total of $1,110,314 of debt. .  The 2,735 shares of Series C preferred can be converted into 2.71% of the common stock of the company. As of 12/31/2012 the company would need to issue 17,777,114 shares of common shares if all of the Series C preferred was converted. As of 12/31/2012 the company would need to issue 181,002,919 shares of common shares to the Series C holders if all of the preferred shares in all series were converted. These issuances of shares qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuances did not involve a public offering. The issuances were not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. These issuances were done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these issuances.

The Company issued 46,284 shares of Series D preferred stock in 2012. The Class D Preferred Stock has no dividend, conversion or voting rights. The Class D Preferred Stock is entitled to a liquidation preference equal to 40% of the proceeds of any sale of shares of common stock in excess of 25% of the outstanding shares, a liquidation or winding up, the sale of 20% of the Series A Preferred. These issuances of shares qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuances did not involve a public offering. The issuances were not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. These issuances were done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these issuances.

The Company issued 2,776 shares of Series E preferred stock in 2012. The Class E Preferred Stock has no liquidation or voting rights. The Class E Preferred Stock is entitled to a 10.25% dividend that is payable quarterly beginning in month 14 after issuance. Each share of the Class E Preferred Stock is convertible at any time after month 13 into such number of shares of common stock of the Company as shall equal $2,500 of the outstanding common shares on the date of conversion. As of 12/31/2012 the company would need to issue 56,326,051 shares of common shares if all of the Series E preferred was converted. As of 12/31/2012 the company would need to issue 573,500,287 shares of common shares to the Series E holders if all of the preferred shares in all series were converted. These issuances of shares qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuances did not involve a public offering. The issuances were not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. These issuances were done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these issuances.

The Company issued 5,500 shares of Series F preferred stock in 2012. The Class F Preferred Stock has no dividend, liquidation or voting rights. The Class F Preferred Stock is convertible at any time after the 6th month into such number of shares of common stock of the Company as shall equal 1.0% of the outstanding common shares on the date of conversion divided by 1,000. The Company has the right to redeem the Class F Preferred at a redemption price of $286.86 per share. As of 12/31/2012 the company would need to issue 37,115,300 shares of common shares if all of the Series F preferred was converted. As of 12/31/2012 the company would need to issue 377,900,359 shares of common shares to the Series F holders if all of the preferred shares in all series were converted. These issuances of shares qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuances did not involve a public offering. The issuances were not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. These issuances were done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these issuances.

The Company issued 6,000 shares of Series G preferred stock in 2012. The Class G Preferred Stock has no dividend, liquidation or voting rights. The Class G Preferred Stock is convertible at any time after the 13th month into such number of shares of common stock of the Company as shall equal 1.0% of the outstanding common shares on the date of conversion divided by 1,000. The Company has the right to redeem the Class G Preferred at a redemption price of $1,250 per share. As of 12/31/2012 the company would need to issue 40,651,607 shares of common shares if all of the Series G preferred was converted. As of 12/31/2012 the company would need to issue 413,906,316 shares of common shares to the Series G holders if all of the preferred shares in all series were converted. These issuances of shares qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuances did not involve a public offering. The issuances were not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. These issuances were done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these issuances.

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

Financial Operations Overview

In 2009 we began sales of our H.A.R.D. Nutrition Functional Water System.   From our inception to December 31, 2012, we had incurred an accumulated deficit of $97,541,103.  Our accumulated deficit through December 31, 2012 is primarily attributable to our issuance of stock compensation.

Since inception, we have primarily financed our operations from the sale of common stock and debt. If our anticipated sales for the next few months do not meet our expectations and we do not receive additional funding our existing resources will not be sufficient to meet our cash flow requirements for the next few months. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we may need to raise additional funds, whether through a stock offering or otherwise.

On October 8, 2012 we entered into a Securities Purchase Agreement with HARDSave LLC, an entity managed by Alan Fishman and Dave Coppfer, former directors, which allowed it to invest up to a potential $1,250,000 pursuant to which it invested an additional $595,000 in our company and had the right to invest an additional $655,000 as needed to execute the national expansion business plan developed by our prior President, Stephen Horgan.  Subsequent to year end, HARDSave LLC, the terminated the Securities Purchase Agreement. In an effort to preserve cash, we have also restructured certain of our debt including $383,209 of debt owed to principals of HARDSave LLC, which was converted to 1,231_ shares of Series C Preferred Stock.

On February 27, 2013, we received proposed terms from a creditor, as well as other creditors, to provide funding for us in the form of convertible debt.   We have recently received funding from such creditor that has been used to continue our current operations.  In an effort to preserve cash, we liquidated our raw material inventory and warehouse assets and moved the functional beverage inventory into a much smaller location.  As a cost savings measure, we intend to subcontract the manufacture of the supplements that are included in the Functional Beverage systems as opposed to manufacturing them ourselves

We also entered into an exchange agreement with another former CEO, Richard Pearce pursuant to which Mr. Pearce  forgave $1 million of his outstanding debt and converted $2.775 million of his debt into Series E Preferred Stock.

We have raised a total of approximately $16,000,000 from our equity and debt financings subsequent to our acquisition of DC Brands, LLC in 2004. In addition, we have an accounts receivable factoring agreement with Liquid Capital Exchange, Inc. (“Liquid Capital”) pursuant to which we have agreed to sell, and Liquid Capital has agreed to purchase, certain of the accounts arising from the sale of our products.  Liquid Capital in its sole discretion may advance up to 80% of the face amount of the accounts purchased less an applicable discount fee up to a maximum of $75,000.  In order to secure our payment of all our indebtedness and obligations to Liquid Capital, we granted Liquid Capital a security interest and lien upon our accounts and our other assets.  The agreement with Liquid Capital has a term of one year and may be terminated by either party upon 30 days prior written notice and immediately by Liquid Capital upon an event of default as defined in the agreement.  In July 2011 we entered into a $10 million equity funding facility with Southridge Partners II, LP, which is subject to various conditions being met prior to our use of the facility; however, we have not yet met the conditions for use of the equity funding facility. There can be no guarantee that any funds will be derived from the equity line. If our revenue from sales and payments derived from our factoring arrangement and financing from our equity funding facility is not sufficient to meet our ongoing expenses we will need additional financing.  Although we have received funding from one creditor and have oral commitments from others, we cannot guarantee that the funding provided will be sufficient to continue our current operations and we cannot guarantee that we will receive enough funding to allow us to recontinue our nutritional supplement product sales.

Results of Operations

Year ended December 31, 2012 Compared to year ended December 31, 2011

Revenue- During the year ended December 31, 2012 we generated revenue of $120,893, a substantial portion of which is attributable to the sale of our H.A.R.D, Nutrition Functional Water System which commenced in August 2009.  This represented an approximate 63% decrease from the prior year.  This decrease was principally due toour inability to fill orders due to inventory shortages brought about by lack of working capital.  During the same period of 2011, we had revenue of $328,701.  Our gross margin decreased from $139,798 for the year ended December 31, 2011 to $-37,986 for the year ended December 31, 2012.   The decline in our COGS in 2012 vs. 2011 was created primarily by a charge of $62,419 to write down the inventory to the levels that it was liquidated at subsequent to year end.

Sales of our H.A.R.D, Nutrition Functional Water System and H.A.R.D. Nutrition supplement accounted for 79% and 21% respectively of our revenue for the year ended December 31, 202.   At least 28% of our sales of our H.A.R.D. Nutrition Functional Water System were attributed to indirect sales to King Soopers.

Expenses- Our total operating expenses for the year ended December 31, 2012 was $5,105,199 as compared to $5,079,955 for the year ended December 31, 2011.

General and administrative expenses were $3,549,993 and $3,151,663 for the years ended December 31, 2012 and December 31, 2011, respectively and included salaries, travel expenses, legal, accounting and other professional fees and occupancy related expenses.  The majority of this increase was due to the booking of $1.8 million accrued bonus expense related to the severance agreement with Mr. Pearce in June 2012.  Included in general and administrative expenses was stock based compensation expenses for services provided to vendors and employees of $33,000 and $125,973 for the year ended December 31, 2012 and 2011, respectively. The remaining general and administrative expenses $3,516,993 and $3,025,870 for the years ended December 31, 2012 and 2011, respectively included $883,435 and $1,434,668 for salaries, $1,800,122 and $0 for accrued bonuses,  $61,115 and $110,963 for travel expenses, $538,505 and $1,204,051 for legal accounting and other professional expenses and $162,111 and $166,814 for occupancy related expenses.

Sales and marketing which consisted of advertising and other promotional expenses decreased when comparing 2012 and 2011. Sales and marketing expenses were $278,417 and $1,842,391 for the years ended December 31, 2012 and December 31, 2011, respectively and included stock based compensation for services provided by vendors and employees of $0 and $294,302 for the years ended December 31, 2012 and 2011, respectively. The remaining sales and marketing expenses, $278,417 and $1,548,089 for the years ended December 31, 2012 and 2011, respectively included $0 and $584,429, respectively for advertising including over $500,000 spent on the production of our long form infomercial in 2011.

Interest expense increased by approximately 137% from 2012 to 2011 due to the increased amount of debt carried by the company.  We also had a reduction of interest expense in 2011 because of the interest expense related to warrant liability which was $1,063,800. The loss on retirement of debt decreased 22% from 2011 to 2012 due to a lower stock price and related spread on debt conversions.

Net loss for the year ended December 31, 2012 increased by approximately 27% to $10,127,685 as compared to $7,383,739 for the period ended December 31, 2011 and was primarily attributable to severance related expenses.

Liquidity and Capital Resources

Revenues

At December 31, 2012 we had cash and cash equivalents of $16,628 as compared to $15,939 at December 31, 2011.  Our working capital deficit at December 31, 2012 was $7,592,035 and at December 31, 2011 was $5,485,147.

For the twelve months ended December 31, 2012 our cash used in operating activities was $1,447,424.  Our primary sources and uses of cash from operating activities for the period were losses from operations,  loss on retirement of debt, severance agreement expenses, amortization of debt discount, accrued bonus and accrued interest payable of $2,113,587.

Net cash used in investing activities for the twelve months ended December 31, 2012 was $0.

Net cash provided by financing activities for the twelve months ended December 31, 2012 was $1,448,113 which included $595,000 from the issuance of preferred stock and $889,265 from the issuance of notes.

Current and Future Financing Needs

We have incurred an accumulated deficit of $97,541,103 through December 31, 2012. We have incurred negative cash flow from operations since we started our business. At December 31, 2012, we had short term and long term debt of $5,311,636.   On October 8, 2012 we entered into a Securities Purchase Agreement with HARDSave LLC, an entity managed by Alan Fishman and Dave Coppfer, former directors, which allowed it to invest up to a potential $1,250,000 pursuant to which it invested an additional $595,000 in our company and had the right to invest an additional $655,000 as needed to execute the national expansion business plan developed by our prior President, Stephen Horgan.  Subsequent to year end, HARDSave LLC, terminated the Securities Purchase Agreement. In an effort to preserve cash, we have also restructured certain of our debt including $383,209 of debt owed to principals of HARDSave LLC, which was converted to 1,231_ shares of Series C Preferred Stock.

On February 27, 2013, we received proposed terms from a creditor, as well as other creditors, to provide funding for us in the form of convertible debt.   We have recently received funding from such creditor that has been used to continue our current operations.  In an effort to preserve cash, we liquidated our raw material inventory and warehouse assets and moved the functional beverage inventory into a much smaller location.  As a cost savings measure, we intend to subcontract the manufacture of the supplements that are included in the Functional Beverage systems as opposed to manufacturing them ourselves

We have no commitment for additional funding other than the factoring arrangement.   We have not met the conditions necessary for us to use our $10 million equity financing agreement that we have entered into. In addition, we have lease commitments of $ $69,260 for 2013.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our advertising and marketing campaign, and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements for the next few months. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we may need to raise additional funds, whether through a stock offering or otherwise.

We also have note payable commitments with respect to various notes payable issued to unaffiliated third parties who are accredited investors. A summary of notes payable as of December 31, 2012 is as follows: At December 31, 2012 we had 44 notes outstanding, of which twenty four notes or 57% of the aggregate principal balance were past due.  To date, demand for payment has been made by three of the note holders.  Three notes in the aggregate principal amount of $563,156 bearing interest at a range from 6% to 36% are past due and to date no demand for payment has been made.  Notes in the aggregate principal amount of $368,879 bearing interest at a rate of 15% are owed to 6 investors in our private placements are past due and to date no demand for payment has been made.  The $5 million revolving note with a principal outstanding balance as of December 31, 2012 of $1,450 bears interest at a rate of 10.25% per annum and matures on January 1, 2015.  The revolving note can be converted into shares of common stock at 20% of the closing price of the stock on the day prior to conversion.  During the year ended December 31, 2012, $1,307,555 was assigned to other lenders of which $535,465 is outstanding principle at the balance sheet date.  The conversion rates for these assigned notes range from 50% - 70% of the average closing trade or bid price for the five to ten days prior to conversion; and others have a conversion rate the lower of a set dollar amount or 60 - 65% of the lowest two trade or bid prices for the 5-10 days prior to the conversion date.

We have 8 notes payable with an aggregate principal balance of $723,333 originated in 2010 and 2011 with a 36 month maturity bearing interest at 16%.  We have 6 notes payable with an aggregate principal balance of $1,275,000 originated in 2011 and 2012 with a 24 month maturity bearing interest at 12%. 106 shares of Series B preferred stock was issued in conjunction with these notes.  We have two notes payable originated in 2011that converted a payable overdue to one of our vendors, the outstanding balance is $207,681.  The note bears interest at 4% and has a maturity of 12/31/13.  We have 1 note payable originated in 2012 with a principal balance of $45,000 originated in 2013 with a 9 month maturity bearing interest at 8%. This note requires 321,000,000 shares be reserved for the conversion of this debt. These notes are convertible into common stock after 6 months.  We have one note payable originated in 2011 with an aggregate principal balance of $483,103 with a maturity date of January 1, 2014 bearing interest at 10.25%. We have 4 notes payable originated in 2011 and 2012 with an aggregate principal balance of $195,000, bearing 4% interest, which matures in 2012 and carries a 15% redemption premium.

We have 1 note payable originated in 2011 with an aggregate principal balance of $386,598 due in 2012  bearing interest at 6%. This note is from Cut & Dried Productions, LLC a company that Richard Pearce, the former CEO of DC Brands International, owns a majority of.  We still have two notes with a principal balance of $1,090,556 that are related party payables owed to Richard Pearce and Jeremy Alcamo both former officers. The note to Mr. Pearce is a senior secured convertible note with a principal balance of $1,000,000. The note note to Mr. Alcamo bears interest at a rate of 10% and is callable with 366 days notice which classifies them as long term debt.  Upon the occurrence of: (i) a change in ownership of twenty percent (20%) or more of our outstanding shares of common stock, (ii) our consummation of a debt or equity financing or any combination thereof and our receipt of  gross proceeds of Five Million Dollars ($5,000,000) or more from such financing, or (iii) our termination of our employment agreement with Jeremy Alcamo.

A summary of notes payable as of December 31, 2012 is as follows:

	Current	Long Term	Total
1 Note payable, originated in 2004, due in 2006,	$538,889	$-	$538,889
6% interest rate, secured by assets of
DC Brands, LLC, a wholly owned subsidiary

1 Note payable originated in 2007, due in 2007,	10,000	-	10,000
36% interest, unsecured

1 Note payable originated in 2007, due in 2008,	14,266	-	14,266
24% interest, unsecured

6 Notes payable, originated in 2008,	368,879	-	368,879
due at various dates from July to August
2010, 15% interest, unsecured

10 Notes payable, originated in 2010, due	535,465	1,450	536,915
January 1, 2015, 10.25% interest, unsecured

8 Notes payable, originated in 2010 and 2011, due	723,333	-	723,333
due at various dates from July 2013 to March 2014,
16% interest, unsecured

2 Notes payable, originated in 2011 and 2012, due	207,681	-	207,681
Dec 31, 2013, 4% interest, unsecured

6 Notes payable, originated in 2011 &2012, due to be	1,275,000	-	1,275,000
repaid from a portion of gross sales beginning in
Feb 2012, 12% interest, unsecured

1 Note payable, originated in 2012, due	45,000	-	45,000
June, 2013, 8% interest, unsecured

1 Note payable, originated in 2011, due	-	483,103	483,103
Jan 1, 2014, 10.25% interest, unsecured

4 Notes payable, originated in 2011 & 2012, due in 2012	195,000	-	195,000
4% interest and a 15% redemption premium

1 Note payable, originated in 2011, due in 2012	386,598	-	386,598
6% interest

1 Note payable, originated in 2012, due in 2012	25,000	-	25,000
6% interest

	4,325,111	484,553	4,809,664
Unamortized discount	(628,328)	(189,389)	(817,717)

	$3,696,783	$295,164	3,991,947

Related party notes
1 Note payable, originated in 2010, callable	90,556	-	90,556
with 366 day notice, 10% interest, unsecured

1 Note payable, originated in 2012, convertible into,	1,000,000	-	1,000,000
common stock after 90 days, 10.25% interest rate,
secured by all assets of DC Brands International Inc.

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

We have based our estimate on assumptions that may prove to be wrong.  As previously stated, we may need to obtain additional funds in the next couple of months or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements.  We do not have any committed sources of financing at this time, other than the 10 million equity financing agreement that we signed in 2011, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all.  If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted.  If we are not able to obtain financing when needed, we may be unable to carry out our business plan.  As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.  On February 27, 2013, we received proposed terms from a creditor, as well as other creditors, to provide funding for us in the form of convertible debt.   We have recently received funding from such creditor that has been used to continue our current operations.

However, there can be no assurance that such creditors will continue to fund operations or that such funding will be sufficient.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources.  Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of our financial statements are reasonable.  Management regularly reviews these estimates and judgments for impairment, valuation and other changes in estimate.  Our critical account estimates are set forth below and have not changed during2011.  There were no changes to any estimates or judgments that had a material impact on the financial presentation.

The critical accounting policies affecting our financial reporting are summarized in Note 1 to the consolidated financial statements included in this prospectus. Policies involving the most significant judgments and estimates are summarized below.

Accounts Receivable

Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. Management continually monitors accounts receivable balances and provides for an allowance for doubtful accounts at the time collection becomes questionable based on payment history or age of the receivable. We sell products generally on net 30 day terms. We do not normally charge financing fees on late payments. Accounts receivable are charged to the allowance for bad debts when we have exhausted all reasonable means of collection.  We did not have an allowance for doubtful accounts at December 31, 2012, or December 31, 2011 as we deemed our accounts receivable all to be collectible.

Our method of determining the allowance for doubtful accounts and estimates used therein are subject to the risk of change if, in the future, our sales volume and type of customers would change.

As of December 31, 2012 and 2011, there were no past due receivables.

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

We did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2012.

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

Recently Issued Accounting Standards

During the year ended December 31, 2012, there were several new accounting pronouncements issued by the FASB.

Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, including the acting Principal Executive Officer who is also our Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Company’s CEO who is also the CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO who is also the CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is not effective based on those criteria. The COSO framework requires rigid adherence to control principles that require sufficient and adequately trained personnel to operate the control system. The Company has insufficient accounting personnel for it to be able to segregate duties as required by COSO. The Company does not have sufficient resources to maintain all the reference material required to ensure that Company personnel are properly advised and trained to prepare complete disclosures in its financial information and as a result must rely on its independent registered public accounting firm to assist in these matters. Management is considering adding additional accounting staff, but at the present time does not have the financial resources to make the commitment.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

None.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Executive Officers

The following table sets forth the name of our executive officers and directors and the position held by each as of April 15, 2013:

Name	Age	Position
Bob Armstrong(2)	51	Acting Chief Executive Officer and Chief Financial Officer

The background of our executive officers and former officers is as follows:

Bob Armstrong, Chief Financial Officer and acting Chief Executive Officer

Mr. Armstrong has been our Chief Financial Officer since May 3, 2010 and our acting Chief Executive officer since March 8, 2013   Mr. Armstrong joined the Company from Three Palms, LLC where he spent eleven years as CFO.  His responsibilities included all activities related to client administration, accounting and reporting for over 40 hedge funds.  Prior to Three Palms, Mr. Armstrong spent ten years as an independent financial consultant advising small and rapidly growing companies in all aspects of financial management.  His clients included companies in the telecommunications and food service industries.  Mr. Armstrong also spent four years as Assistant Treasurer for Nu-West Industries, Inc., a publicly traded chemical fertilizer manufacturer.  Mr. Armstrong began his career as an auditor with Deloitte & Touche in Denver.  Mr. Armstrong received a B.S. in Business Administration from The Ohio State University in 1984.  Mr. Armstrong was named to the board on April 12, 2013.

FORMER OFFICERS

Stephen F. Horgan , President, Chief Executive Officer and Chairman of the Board of Directors

From June 5, 2012 to Jan 10 2013, Mr. Horgan served as our Chief Executive Officer and a member of the Board of Directors. Mr. Horgan has extensive experience as a senior executive in the beverage industry.  In 2010, Mr. Horgan founded Brand Aspirations, an advertisement and investment company.  Prior thereto, from 2005 through 2010, he worked at Coors Brewing and then Miller-Coors, where he was a lead customer officer and then Vice President of the Southeast Region.  Prior thereto, he spent over twenty years at The Coca-Cola Company building a record innovation and success in operations, sales, customer management and commercialization.  In 1997, Mr. Horgan was promoted to Vice President, after which he served in a variety of domestic and international markets including leading the creation and development of The Coca-Cola Company’s worldwide Walmart organization and business.

Jeremy Alcamo, Executive VP. and Director

Mr. Alcamo officially joined the team in October of 2006 and served thru October 5, 2012. As Executive VP, he oversaw operations. In this capacity, Mr. Alcamo assists in coordinating the manufacturing and shipping of the drinks in addition to the ordering and purchasing of point-of-sale materials. Prior to working at DC Brands, Mr. Alcamo worked for Colorado-based companies Avanti Petroleum; a franchisee of Total Petroleum convenience stores; and Palo Alto; a franchisee of Taco Bells, Pizza Huts and Kentucky Fried Chickens. He also worked with Richard Pearce previously at ThermaProducts, where he was responsible for the company’s accounting and product development. Mr. Alcamo is a graduate of Regis University and has a Bachelor’s degree in professional accounting and Business Administration.

Mr. Alcamo brings a strong business background to our company, having worked with various companies in the Colorado area.   He brings significant financial and operational management, as well as financial reporting expertise to the Board.  Mr. Alcamo resigned from the company October 5, 2012 but remains on the board at yearend.

Wade Brantley, Director of Investor Relations and Director

Mr. Brantley joined the Company in January, 2010 and served thru January 23, 2013. For the five years prior to joining the Company, Mr. Brantley was an Associate Vice President in Investments with Wells Fargo Financial Advisors.  Mr. Brantley has over twenty five years of combined experience in the government and capital markets arenas.  Mr. Brantley is the director of Investor Relations and responsible for shareholder communications and stock related issues, as well as monitoring the compliance and regulatory requirements applicable to DC Brands as a publicly traded entity.

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

Robert Nikkel, Chief Herbalist

Mr. Nikkel has been with DC Brands, LLC, the company that we acquired in 2004, for the last ten years and served thru January 23, 2013.   He has been involved in the manufacture of pharmaceutical and herbal medicine since 1987.  Mr. Nikkel concentrates his work on the use of Eastern medicine, specifically the concept of wellness based upon total lifestyle, for athletes in sports to perfect performance lifestyle and the supplements to support them.  He has written over 300 formulas that are assets of the Company that include formulas to treat illness as well as formulas to increase athletic performance.

Peter Papilion , Director

Peter Papilion has been a director since November, 2005 and served thru February 8, 2013.  From 1998 until the present he has been a director of Global Sourcing with G&G Outfitters, Inc., a global company engaged in the sale of promotional items worldwide.  His responsibilities include sourcing production facilities worldwide for branded merchandise and OEM products.

Mr. Papillion brings significant knowledge and experience to the Board.  He has significant experience in marketing and promotional activities. His extensive management experience is an important aspect of his service on this Board.

On October 8, 2012 we entered into a Securities Purchase Agreement with HARDSave LLC, an entity managed by Alan Fishman and Dave Coppfer, former directors, which allowed it to invest up to a potential $1,250,000 pursuant to which it invested an additional $595,000 in our company and had the right to invest an additional $655,000 as needed to execute the national expansion business plan developed by our prior President, Stephen Horgan.  Subsequent to year end, HARDSave LLC, the terminated the Securities Purchase Agreement. In an effort to preserve cash, we have also restructured certain of our debt including $383,209 of debt owed to principals of HARDSave LLC, which was converted to 1,231 shares of Series C Preferred Stock.

On February 27, 2013, we received proposed terms from a creditor, as well as other creditors, to provide funding for us in the form of convertible debt.   We have recently received funding from such creditor that has been used to continue our current operations.  In an effort to preserve cash, we liquidated our raw material inventory and warehouse assets and moved the functional beverage inventory into a much smaller location.  As a cost savings measure, we intend to subcontract the manufacture of the supplements that are included in the Functional Beverage systems as opposed to manufacturing them ourselves.

We may seek merger partners if we do not derive sufficient revenue from the current line of business. Bob Armstrong has been named the acting C.E.O. and as of the filing date of this report is the sole director.

DIRECTORS

Directors are elected at each annual meeting of shareholders and hold office until the next annual meeting of shareholders following their election.  To date, none of our directors have received any compensation from us, whether in the form of cash or securities, for their service as directors. We currently have one director, Alan Fishman, who also controls the entity that has the power to vote a majority of our outstanding equity.

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

Due to its control of a majority of our voting shares, our Board Member is not deemed  “independent” in accordance with rule 4200(a)(14) of the Nasdaq Marketplace Rules. Our board of directors does not have an “audit committee financial expert,” within the meaning of that phrase under applicable regulations of the Securities and Exchange Commission, serving on the audit committee. The board of directors believes that each member is financially literate and experienced in business matters and is capable of (1) understanding generally accepted accounting principles (“GAAP”) and financial statements, (2) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (3) analyzing and evaluating our financial statements, (4) understanding our internal controls and procedures for financial reporting, and (5) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that no audit committee member has obtained these attributes through the experience specified in the SEC's definition of “audit committee financial expert.” Further, as is the case with many small companies, it would be difficult for us to attract and retain board members who qualify as “audit committee financial experts,” and competition for such individuals is significant. The board of directors believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”

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

ITEM 11.     EXECUTIVE COMPENSATION

During the year ended December 31, 2012 and 2011 we did not issue any options or shares of restricted stock to any named officers or directors in connection with their employment or service to the Company and there are no outstanding equity awards as of December 31, 2012 or 2011.

Executive Compensation

The following table sets forth all compensation awarded, earned or paid for services rendered to our executive officers that exceeded $100,000 during each of the fiscal years ended December 31, 2012 and 2011.

Summary Compensation Table

Name and						All Other
Principal		Salary		Option	Stock	Compensation
Position	Year	($)(c)	Bonus	Awards	Awards	($)(h)	Total
(a)	(b)	(1)(2)	($)(d)	($)(f)	($)(g)	-3	($)(i)

Stephen Horgan ^	2012	57,500	-	-	-	-	57,500
President & CEO	2011	0	-	-	-	-	0

Richard Pearce, *	2012	398,904	-	-		1,901,678	2,300,582
President & CEO	2011	725,000	-	-		5,027	730,027

Jeremy Alcamo #	2012	100,078	-	-		-	100,078
Executive Vice President	2011	129,167	-	-		-	129,167

* Resigned June 5, 2012
# Resigned October 5, 2013
^ Resigned Jan 10, 2013

(1) Salary shown in the table represents salary earned by Mr. Pearce.  Mr. Pearce deferred salary of $596,538 and $394,541 in 2012 and 2011, respectively.
(2) Salary shown in the table represents salary earned by Mr. Alcamo.  Mr. Alcamo deferred salary of $73,396 and $71,134 in 2012 and 2011, respectively.
(3) In 2012 Mr. Pearce received $1,900,000 for final two years of his contract under a severance agreement.  Amount was allocated to investor, lawyers, and employees.  Other amounts consists of expenses to provide Mr. Pearce an automobile.

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

Mr. Pearce resigned as our Chief Executive officer and a member of our Board of Directors on  June 5, 2012 and was provided with a severance agreement. Set forth below is a summary of the material terms of his severance agreement::

●
Mr. Pearce irrevocably and voluntarily resigned for the purposes of retirement from his position as Chairman and Chief Executive Officer of the Company and from the Board of Directors of the Company and all of its subsidiaries or affiliates as of the Effective Date of the Severance Agreement.

●
As of June 5, 2012, Mr. Pearce will have no further obligation or authority to perform duties and functions on behalf of DC Brands and/or its subsidiaries or affiliates and will refrain from performing such duties or functions; however, Mr. Pearce agreed to cooperate with DC Brands as necessary for the business of DC Brands when requested by the President, Chief Executive Officer and/or Chairperson of the Board.

●
The Company will pay Mr. Pearce all accrued and unpaid base salary and expense reimbursement owed to him to date of Four Million Seven Hundred Seventy-Five Thousand Eight Hundred Thirty-Four Dollars ($4,775,834) in accordance with the terms of a secured convertible promissory note (the “Note”), which will be secured by the property, equipments and intellectual property of the Company and provide for the ability to convert to common stock at a sixty percent (60%) discount to market.

●
Mr. Pearce shall have the right to receive at no cost to him up to Five Hundred Dollars ($500) worth of Hard Nutrition products for his personal use (based upon the cost of the products to the Company) per month until such time as the Note is paid in full.

●
Mr. Pearce shall have the right to utilize the services of Mr. Peter Stump at the rate of Twenty Five Dollars ($25) per hour so long as such retention of Mr. Stumpp does not adversely interfere with his performance of his duties for the Company.

●
The Company agreed to issue to Cut & Dried Productions, LLC (“Cut & Dried”) a promissory note in the principal amount of the short term loans from Cut & Dried which is approximately Four Hundred Thousand Dollars ($400,000)), which note shall provide that the loan is to be repaid at the rate of One Hundred Thousand Dollars ($100,000) per month until paid in full and to issue additional notes evidencing debt as well as to make certain future bonus payments.

●
For a period commencing on the Effective Date of the Agreement and ending June 5, 2013, Mr. Pearce agreed not to, directly or indirectly, either for himself or any other person, own, manage, control, materially participate in, invest in, permit his name to be used by, act as consultant or advisor to, render material services for (alone or in association with any person, firm, corporation or other business organization) or otherwise assist in any manner any business which is a competitor of DC Brands and/or its subsidiaries or affiliates.

●	The Severance Agreement also contains additional provisions which are customary for agreements of this type. These include confidentiality provisions.

●
In connection with the foregoing and in consideration of the undertakings of the Company, Mr. Pearce executed a Release pursuant to which he agreed not to sue DC Brands, its affiliates, subsidiaries, divisions, and related parties. The Severance Agreement contained a similar release from DC Brands to Mr. Pearce.

●	Mr. Pearce’s resignation was not due to any disagreement with the Company on any matter relating to its operations, policies or practices.

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
Mr. Alcamo left the company October 5, 2012.

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

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)	Percentage of Class
HARD Save LLC	6,744,614,707	63.51%
Bob Armstrong	2,365	*
Jeremy Alcamo	362	*
Stephen Horgan	125,000	*
Peter Papilion	23	*
Wade Brantley	423	*
Robert Nikkel	125	*

All executive officers and directors as a group (seven persons)	6,744,743,004	63.51%
Southridge Partners II, LP (2)	105,300,228	0.99%
Capitoline Ventures II, LLC (3)	68,334,331	0.64%

* less than 1%

(1)  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding, including for purposes of computing the percentage ownership of the person holding such option, warrant or convertible security, but not for purposes of computing the percentage of any other holder.  HARDSave LLC is managed by Alan Fishman and Dave Coppfer who was added to the board in November 2012.  HARDSave LLC owns the 91,111 shares of Series A Preferred Stock that provides them 51.25% voting control.  The above calculations assume that all outstanding shares of preferred stock are converted.

(2) Shares ownership is based on information contained in a Schedule 13G filed with the SEC on April 2, 2013 Steve Hicks has control over the shares held by Southridge Partners II LP.  The address of the holder is 90 Grove Street, Suite 206, Ridgefield CT 06877

(3) Shares ownership is based on information contained in a Schedule 13G filed with the SEC on April 2, 2013 Robert Roever has control over the shares held by Capitoline Ventures II, LLC.  The address of the holder is 244 West 54th Street, New York, New York 10019

All common shares have been retroactively adjusted for the 200 for 1 reverse stock split authorized by the board on May 21, 2012 and effective June 28, 2012.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had related party payables of $1,319,689 and $1,413,569 at December 31, 2012 and 2011, respectively consisting primarily of notes payable to former officers in 2012 and primarily of deferred salaries payable and royalties payable to its officers in 2011.  Of the $1,319,689 of related party payables, $1,000,000 was owed to Mr. Pearce in the form of a secured convertible promissory note and $319,689 was owed to Mr. Alcamo ($216,175 for deferred salary payable, $12,958 for royalties owed in accordance with the bottle cap license agreement and $90,556 in the form of an unsecured promissory note).  Richard Pearce, our former Chief Executive Officer, and Jeremy J Alcamo, our former Executive Vice President, have received a design patent in the United States (US D 576,877S) for the flip-top compartment which we currently use on our H.A.R.D. Nutrition bottles, which they have licensed to us on an exclusive basis for a fee based upon the number of products sold that contain the cap.  The royalty agreement with Richard Pearce and Jeremy Alcamo is for a term of five years and is renewable by the Company for five additional one year terms and provides that they are entitled to receive 5 cents per cap or 2 1/2 cents each for each bottle cap sold.  The bottle cap is a specialized cap that contains the vitamin supplements in the Company’s functional water system. The agreement may be immediately terminated upon the occurrence of: (i) a default in payments due thereunder if the default has continued for ten days after notice of the default was given; (ii) upon a party’s insolvency, assignment for the benefit of creditors of filing of a bankruptcy petition; or (iii) a party’s refusal or failure to perform an obligation under the agreement if such default is not cured within ten days of notice thereof.   The related party payables are non-interest bearing and due on demand.  We have 1 note payable originated in 2011 with an aggregate principal balance of $386,598 due in 2012  bearing interest at 6%. This note is from Cut & Dried Productions, LLC a company that Richard Pearce, the former CEO of DC Brands International, owns a majority of.

On June5, 2012 we entered into a severance agreement with Richard Pearce. See Item 11 for a summary of the material terms of the Severance Agreement.

On October 8, 2012 we entered into a Securities Purchase Agreement with HARDSave LLC, an entity managed by Alan Fishman Dave Coppfer, former directors, which allowed it to invest up to a potential $1,250,000 pursuant to which it invested an additional  $595,000 in our company and had the right to invest an additional $655,000 as needed to execute the national expansion business plan developed by our prior President, Stephen Horgan.  Subsequent to year end, HARDSave LLC, the terminated the Securities Purchase Agreement. In an effort to preserve cash, we have also restructured certain of our debt including $383,209 of debt owed to principals of HARDSave LLC, which was converted to 1,231_ shares of Series C Preferred Stock.

We also entered into an exchange agreement with another Richard Pearce pursuant to which Mr. Pearce  forgave $1 million of his outstanding debt and converted $2.775 million of his debt into Series

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees including expenses billed to us for the years ended December 31, 2011 and 2010, for professional services performed by Turner, Stone and Company were as follows:

	2012	2011
Audit Fees and Expenses	$67,234	$48,650
Audit-Related Fees
Tax Fees	-	-
All Other Fees	-	-
Total	$67,234	$48,650

ITEM 15.  EXHIBITS

(a) Financial Statements

1. These financial statements are set forth in Item 8.

2. No financial statement schedules are required.

(b) Reports on Form 8-K

There are no Reports on Form 8-K

(c) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation filed on April 29, 1998(1)
3.2	By-Laws(1)
3.3	Articles of Amendment filed on August 23, 2004(1)
3.4	Articles of Amendment filed on December 3, 2004 (1)
3.5	Articles of Amendment filed on January 31, 2006 (1)
3.6	Certificate of Designations for Series A Preferred Stock filed on May 21, 2007 (1)
3.7	Articles of Amendment filed on August 31, 2007 (1)
3.8	Certificate of Correction to Certificate of Designations(1)
3.9	Form of Warrant for purchase of up to 4,000,000 shares of common stock (2)
3.10	Form of Warrant for purchase of up to 2,000,000 shares of common stock(2)
3.11	Articles of Amendment filed July 9, 2010(3)
3.12	Articles of Amendment filed July 12, 2011 (4)
3.13	Certificate of Designations for Series B Preferred Stock (5)
3.14	Articles of Amendment to Articles of Incorporations (8)
5.1	Opinion of Gracin & Marlow, LLP*
10.1	License Agreement (1)
**10.2	Employment Agreement dated October 1, 2004 between DC Brands International, Inc. and Richard Pearce (1)
**10.3	Exchange Agreement dated June 8, 2007 between Richard Pearce and DC Brands International, Inc. (1)
**10.4	Exchange Agreement dated March 24, 2008 between Richard Pearce and DC Brands International, Inc.(1)
**10.5	Employment Agreement dated May 1,2010 between DC Brands International, Inc and Jeremy Alcamo(1)
10.6	Endorsement Agreement dated October 21, 2009 between DC Brands International, Inc and Chris Andersen(2)
10.7	Sales Representative Contract dated March 15,2 010 between Acosta, Inc. and DC Brands International, Inc.(1)
10.8	Purchase and Sale Agreement dated as of June 4, 2010 between Liquid Capital Exchange, Inc. and DC Brands International, Inc.(1)
10.9	Investment Agreement, dated January 31, 2011, by and between the Company and Centurion Private Equity, LLC (6)
10.10	Registration Rights Agreement, dated January 31, 2011, by and between the Company and Centurion Private Equity, LLC (6)
10.11	Equity Purchase Agreement, dated July 8, 2011, by and between the Company and Southridge Partners II, LP (7)
10.12	Registration Rights Agreement, dated July 8, 2011, by and between the Company and Southridge Partners II, LP (7)
10.13	Facilities Use Agreement(9)
10.14	Severance Agreement with Richard Pearce, dated June 5, 2012
10.15	Securities Purchase Agreement with HARDSave LLC. Dated October 11, 2012
14	Code of Conduct *
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002. *

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

(6) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2011.

(7) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2011.

(8) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2012.

(9) Incorporated by reference to the Company’s Annual Report  on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

DC BRANDS INTERNATIONAL, INC.

Consolidated Financial Statements
And
Report of Independent Registered Public Accounting Firm
December 31, 2012 and 2011

Board of Directors and Stockholders
DC Brands International, Inc. and subsidiaries
Denver, Colorado

We have audited the accompanying consolidated balance sheets of DC Brands International, Inc. and subsidiaries, (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DC Brands International, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of their consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses, negative cash flows from operations and had negative working capital at December 31, 2012 and 2011, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Turner, Stone & Company, L.L.P.

Certified Public Accountants
Dallas, Texas
April 12, 2013

DC BRANDS INTERNATIONAL, INC.

Consolidated Financial Statements

As of December 31, 2012 and 2011

DC Brands International, Inc.

Consolidated Balance Sheets

As of December 31

	2012	2011

Assets
Current assets
Cash and cash equivalents	$16,628	$15,939
Accounts receivable	24,190	29,843
Inventory	147,169	161,011
Prepaid expenses	923	-
Total current assets	188,910	206,793

Property and equipment, net	7,401	18,390

Total assets	$196,311	$225,183

Liabilities
Current liabilities
Accounts payable	$132,568	$207,931
Accrued bonuses	1,800,000	-
Accrued interest payable	831,232	863,320
Accrued liabilities	673	637
Related party payable	229,133	1,413,569

Note payable to former officers	1,090,556	-
Short-term notes payable and current portion of long-term debt (Net of Unamortized Discount of $628,328 as of December 31, 2012 and $0 as of December 31, 2011)	3,696,783	3,206,483
Total current liabilities	7,780,945	5,691,940
Long-term debt to related party	-	1,650,841
Long-term debt (Net of Unamortized Discount of $189,389 as of December 31, 2012 and $1,142,285 as of December 31, 2011)	295,164	1,825,829
Total liabilities	8,076,109	9,168,610

Stockholders' deficit
Preferred Stock, $0.001 par value; 25,000,000 shares authorized
Series A Preferred Stock, 100,000 shares authorized; shares issued
and outstanding - 91,111 shares as of December 31, 2012 and December 31, 2011	91	91
Series B - G Preferred Stock, 100,000 shares authorized; shares issued
and outstanding - 61,943 shares as of December 31, 2012 and 86 shares as of December 31, 2011	62	-
Common Stock, $0.001 par value;5,000,000,000
shares authorized; shares issued and outstanding
- 637,172,528 as of December 31, 2012 and 995,646 as of December 31, 2011	637,173	996
Additional paid in capital	89,023,979	78,468,902
Accumulated deficit	(97,541,103)	(87,413,416)
Total stockholders' deficit	(7,879,798)	(8,943,427)

Total liabilities and stockholders' deficit	$196,311	$225,183

The accompanying notes are an integral part of these consolidated financial statements.

DC Brands International, Inc.

Consolidated Statements of Operations

For the Twelve Months Ended December 31

	2012	2011
Net Revenues	$120,893	$328,701
Cost of goods sold	96,460	188,904
Cost of goods sold -inventory write down	62,419	-
Gross margin	(37,986)	139,798

Operating Expenses
General and administrative (includes share based compensation of $33,000 in 2012 and $125,793 in 2011)	3,549,993	3,151,663
Sales and marketing (includes share based compensation of $0 in 2012 and $294,302 in 2011)	278,417	1,842,391
Severence agreement expense	1,265,800	-
Depreciation and amortization	10,989	85,901
Total operating expenses	5,105,199	5,079,955
Loss from operations	(5,143,185)	(4,940,157)

Other Expense (Income)
Interest expense	3,038,229	1,282,797
Interest expense - warrant liability	-	(1,063,800)
Loss on retirement of debt	1,947,401	2,481,273
Gain on sale of fixed assets	(1,130)	-
Gain on extinguishment of debt		(256,688)
Total other expense (income)	4,984,500	2,443,582

Loss Before Taxes	(10,127,685)	(7,383,739)
Provision for income taxes (Note 6)	-	-
Net Loss	$(10,127,685)	$(7,383,739)

Weighted average number of common shares outstanding	123,413,440	250,667

Basic and diluted net loss per common share	$(0.08)	$(29.46)

The accompanying notes are an integral part of these consolidated financial statements.

DC Brands International, Inc.

Consolidated Statements of Cash Flows

For the Twelve Months Ended December 31

	2012	2011
Cash used in operating activities
Net loss	$(10,127,685)	$(7,383,739)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	10,989	85,901
Common stock issued for services	33,000	1,445,348
Reduction of debt for use of facilities	(60,000)
Debt issued for services	247,914	60,000
Debt issued for payment of expenses	27,500	-
Loss on retirement of debt	1,947,399	2,481,570
Extinguishment of debt		(256,688)
Severance agreement expenses	1,265,800	-
Amortization of debt discount	2,091,683	458,677
Inventory write down	62,419	-
Loss on Sale of PP&E	-	5,127
Changes in operating assets and liabilities:
Accounts receivable	5,653	43,014
Inventory	(48,577)	144,296
Prepaid expenses	(923)
Accounts payable	(75,363)	(85,747)
Accrued bonuses	1,800,000	-
Accrued interest payable	909,216	748,926
Accrued liabilities	36
Related party payable	463,515	776,177
Warrant liability	-	(1,063,800)
Net cash used in operating activities	$(1,447,424)	$(2,540,938)
Cash used in investing activities
Purchase of property and equipment	-	-
Net cash used in investing activities	$-	$-
Cash provided by financing activities
Proceeds from issuance of preferred stock	595,000
Proceeds from notes payable	889,265	2,582,500
Payment on notes payable	(36,152)	(48,857)
Net cash provided by financing activities	$1,448,113	$2,533,643
Net increase (decrease) in cash and cash equivalents	$689	$(7,295)
Cash and cash equivalents
Beginning of period	15,939	$23,234
End of period	$16,628	$15,939

Supplemental Disclosure of Noncash
Investing and Financing Activities
Notes payable converted to common stock	$1,141,156	$2,258,436
Notes payable converted to preferred stock	$4,718,361	$-
Discount settled through debt conversion to preferred stock	$2,589,636	$-
Discount settled through debt conversion to common stock	$529,729	$-
Common stock issued for warrants	$-	$384,600
Discount on common and preferred stock	$-	$709,283
Common Stock issued for retirement of debt and accrd int	$2,993,036	$3,921,338
Preferred stock issued as incentive for debt	$7,776	$416,783
Accrued interest recassified to long-term debt	$139,890	$-
Discount gain from modification of debt conversion terms	$423,599	$-
Disposition of fully depreciated PP&E	$220,980	$-
Accrued interest, related party payable, & long-term debt to related party reclassified to short-term debt	$3,510,034	$-
Accrued interest converted to common stock	$-	$216,329
Addition to notes payable	$-	$100,000
Reclassification from accounts payable to notes payable	$-	$94,767
Common Stock issued as incentive for debt	$-	$192,500
Supplemental Disclosure
Interest paid	$54,558	$74,895

The accompanying notes are an integral part of these consolidated financial statements.

DC Brands International, Inc.

Consolidated Statements of Stockholders’ Deficit

For the Twelve Months Ended December 31

	Series A Preferred Stock		Series B - G Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, Dec 31, 2010 (as originally reported)	91,111	$91	-	$-	302,167,779	$302,168	$71,807,161	$(80,029,677)	$(7,920,257)
Effect of retroactive 1-200 stock split (Note 7)	-	-	-	-	(302,016,695)	(302,017)	302,017	-	-
Balance December 31, 210, as restated	91,111	91	-	-	151,084	151	72,109,178	(80,029,677)	(7,920,257)
Common stock issued in exchange for cash						-			-
Preferred Stock issued with Debt			86	-			416,783		416,783
Common stock issued in exchange for services					29,941	30	1,445,319		1,445,348
Common stock issued in exchange for retirement of debt					793,866	794	3,920,543		3,921,337
Common stock issued in conjunction with debt offering					1,525	2	192,498		192,500
Common Stock issued for warrants					19,230	19	384,581		384,600
Net loss								(7,383,739)	(7,383,739)
Balance, Dec 31, 2011 (adjusted for a 1:200 split effective June 28, 2012)	91,111	$91	86	$-	995,646	$996	$78,468,902	$(87,413,418)	$(8,943,429)
Preferred Stock issued with Debt (series B)			20				7,776		7,776
Preferred Stock issued for Cash			2,635	3			594,997		595,000
Debt Converted to Preferred Stock			59,202	59			2,127,509		2,127,568
Common stock issued in exchange for services					155,000	155	32,845		33,000
Common stock issued in exchange for retirement of debt					636,021,882	636,022	2,357,014		2,993,036
Discount on Notes Payable							5,268,269		5,268,269
Contribution through debt forgiveness							166,667		166,667
Net loss								(10,127,685)	(10,127,685)
Balance, Dec 31, 2012	91,111	$91	61,943	$62	637,172,528	$637,173	$89,023,979	$(97,541,103)	$(7,879,798)

The accompanying notes are an integral part of these consolidated financial statements.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

Financial Condition

The Company has incurred significant losses and negative cash flows since its inception.   In addition, the Company had negative working capital (current assets less current liabilities) at December 31, 2012.

On October 8, 2012 we entered into a Securities Purchase Agreement with HARDSave LLC, an entity managed by Alan Fishman, and Dave Coppfer, former directors, which allowed it to invest up to a potential $1,250,000 pursuant to which it invested an additional $595,000 in our company and had the right to invest an additional $655,000 as needed to execute the national expansion business plan developed by our prior President, Stephen Horgan.  Subsequent to year end, HARDSave LLC, terminated the Securities Purchase Agreement. In an effort to preserve cash, we have also restructured certain of our debt including $383,209 of debt owed to principals of HARDSave LLC, which was converted to 1,231_ shares of Series C Preferred Stock. Our C.E.O. (Stephen Horgan) resigned. We laid off all employees except for our C.F.O. (Bob Armstrong) and all members of the board except for Alan Fishman resigned. Bob Armstrong has been named the acting C.E.O

On February 27, 2013, we received proposed terms from a creditor, as well as other creditors, to provide funding for us in the form of convertible debt.   We have recently received funding from such creditor that has been used to continue our current operations.  In an effort to preserve cash, we liquidated our raw material inventory and warehouse assets and moved the functional beverage inventory into a much smaller location.  As a cost savings measure, we intend to subcontract the manufacture of the supplements that are included in the Functional Beverage systems as opposed to manufacturing them ourselves.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Accounts Receivable

The Company’s accounts receivable are unsecured, and the Company is at risk to the extent such amounts become uncollectible. Management continually monitors accounts receivable balances and provides for an allowance for doubtful accounts at the time collection becomes questionable based on payment history or age of the receivable. The Company sells products generally on net 30 day terms. The Company does not normally charge financing fees on late payments. Accounts receivable are charged to the allowance for bad debts when the Company has exhausted all reasonable means of collection.  The Company did not have an allowance for doubtful accounts at December 31, 2012 or December 31, 2011 as it deemed its accounts receivable all to be collectible.

Inventory

Inventory consists of Functional Water Systems and nutritional supplements.  Inventory is classified as finished goods when assembled into product ready for sale.  Unassembled components are classified as raw materials.  Components partially assembled or in the process of assembly are classified as work in process.  Inventory is stated at lower of cost or market on a first-in first-out method.  Management establishes a reserve for damaged and discontinued inventory when the estimated market value is determined to be lower than cost.  The inventory of raw materials and promotional shirts was written down to the lower of cost or market as of December 31, 2012.  Market was based upon the price at which this inventory was liquidated in February 2013.

Property and Equipment

Property and equipment is recorded at the original cost to the Company and is depreciated or amortized over estimated useful lives of three to five years, and leasehold improvements are amortized over the remaining life of the lease, using the straight-line method, commencing when the asset is placed in service.  Depreciation expense totaled $10,989 and $85,901, for the twelve months ended December 31, 2012 and 2011, respectively.

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

Net Loss Per Common Share

Generally Accepted Accounting Principles provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Basic and diluted loss per share was the same as of December 31, 2012 and December 31, 2011.  Common stock equivalents of 6,132 shares outstanding December 31, 2011 from stock issuable on demand as described in Footnote 7 – Stockholders’ Equity – Stock Rights were not included in the calculation of earnings per share because they would have been anti-dilutive.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

Advertising Expense

Advertising expense is expensed as incurred.  Advertising expense totaled $0 and $54,259 for the twelve months ended December 31, 2012 and 2011, respectively.

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

As of December 31, 2012, one customer represented 80% and a second customer represented 18% of the company’s accounts receivable.  Both customers are wholesale distributors, one who provides product to the military bases which represented 19% of the Company’s revenue volume during the twelve months ended December 31, 2012 and the other provides product to the Company’s single largest retail grocery outlet, which represented 22% of the Company’s revenue volume during the twelve months ended December, 2012.  As of December 31, 2011, one customer represented 47% and a second customer represented 42% of the company’s accounts receivable.  Both customers are wholesale distributors, one who provides product to the Company’s single largest retail grocery outlet, which represented 28% of the Company’s revenue volume during the twelve months ended December, 2011 and the other provides product to the military bases which represented 12% of the Company’s revenue volume during the twelve months ended December 31, 2011.

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

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

Recent Accounting Pronouncements

During the year ended December 31, 2011, there were several new accounting pronouncements issued by the FASB.

Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

2.	Inventory

Inventory consisted of the following:

	2012	2011
Finished goods	$94,423	$68,173
Work in process	42,745	47,365
Raw materials	10,001	45,473
	147,169	161,011
Allowance for obsolescence	-	-
	$147,169	$161,011

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

3.	Property and Equipment

Property and equipment consisted of the following:

	2012	2011
Leasehold improvements	$14,004	$14,004
Office furniture and fixtures	31,521	31,521
Vehicles	5,863	226,843
Warehouse equipment	103,134	103,134
Computer equipment	75,170	75,170
	229,692	450,672
Accumulated depreciation	(222,291)	(432,282)
	$7,401	$18,390

4.	Commitments and Contingencies

The Company leases office and warehouse space under a non-cancellable operating lease expiring in April 2013.  Future minimum lease payments under the lease are as follows:

Years Ending December 31,

2013	$69,260

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

5.	Notes Payable

A summary of notes payable as of December 31, 2012 is as follows:

	Current	Long Term	Total
1 Note payable, originated in 2004, due in 2006,	$538,889	$-	$538,889
6% interest rate, secured by assets of
DC Brands, LLC, a wholly owned subsidiary

1 Note payable originated in 2007, due in 2007,	10,000	-	10,000
36% interest, unsecured

1 Note payable originated in 2007, due in 2008,	14,266	-	14,266
24% interest, unsecured

6 Notes payable, originated in 2008,	368,879	-	368,879
due at various dates from July to August
2010, 15% interest, unsecured

10 Notes payable, originated in 2010, due	535,465	1,450	536,915
January 1, 2015, 10.25% interest, unsecured

8 Notes payable, originated in 2010 and 2011, due	723,333	-	723,333
due at various dates from July 2013 to March 2014,
16% interest, unsecured

2 Notes payable, originated in 2011 and 2012, due	207,681	-	207,681
Dec 31, 2013, 4% interest, unsecured

6 Notes payable, originated in 2011 &2012, due to be	1,275,000	-	1,275,000
repaid from a portion of gross sales beginning in
Feb 2012, 12% interest, unsecured

1 Note payable, originated in 2012, due	45,000	-	45,000
June, 2013, 8% interest, unsecured

1 Note payable, originated in 2011, due	-	483,103	483,103
Jan 1, 2014, 10.25% interest, unsecured

4 Notes payable, originated in 2011 & 2012, due in 2012	195,000	-	195,000
4% interest and a 15% redemption premium

1 Note payable, originated in 2011, due in 2012	386,598	-	386,598
6% interest

1 Note payable, originated in 2012, due in 2012	25,000	-	25,000
6% interest

	4,325,111	484,553	4,809,664
Unamortized discount	(628,328)	(189,389)	(817,717)

	$3,696,783	$295,164	3,991,947

Related party notes
1 Note payable, originated in 2010, callable	90,556	-	90,556
with 366 day notice, 10% interest, unsecured

1 Note payable, originated in 2012, convertible into,	1,000,000	-	1,000,000
common stock after 90 days. 10.25% interest rate,
secured by all assets of DC Brands International Inc.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

At December 31, 2012 we had 44 notes outstanding, of which twenty four notes or 57% of the aggregate principal balance were past due.  To date, demand for payment has been made by three of the note holders.  Three notes in the aggregate principal amount of $563,156 bearing interest at a range from 6% to 36% are past due and to date no demand for payment has been made.  Notes in the aggregate principal amount of $368,879 bearing interest at a rate of 15% are owed to 6 investors in our private placements are past due and to date no demand for payment has been made.  The $5 million revolving note with a principal outstanding balance as of December 31, 2012 of $1,450 bears interest at a rate of 10.25% per annum and matures on January 1, 2015.  The revolving note can be converted into shares of common stock at 20% of the closing price of the stock on the day prior to conversion.  During the year ended December 31, 2012, $1,307,555 was assigned to other lenders of which $535,465 is outstanding principle at the balance sheet date.  The conversion rates for these assigned notes range from 50% - 70% of the average closing trade or bid price for the five to ten days prior to conversion; and others have a conversion rate the lower of a set dollar amount or 60 - 65% of the lowest two trade or bid prices for the 5-10 days prior to the conversion date.

We have 8 notes payable with an aggregate principal balance of $723,333 originated in 2010 and 2011 with a 36 month maturity bearing interest at 16%.  We have 6 notes payable with an aggregate principal balance of $1,275,000 originated in 2011 and 2012 with a 24 month maturity bearing interest at 12%. 106 shares of Series B preferred stock was issued in conjunction with these notes.  We have two notes payable originated in 2011that converted a payable overdue to one of our vendors, the outstanding balance is $207,681.  The note bears interest at 4% and has a maturity of 12/31/13.  We have 1 note payable originated in 2012 with a principal balance of $45,000 originated in 2013 with a 9 month maturity bearing interest at 8%.  This note requires 321,000,000 shares be reserved for the conversion of this debt. These notes are convertible into common stock after 6 months.  We have one note payable originated in 2011 with an aggregate principal balance of $483,103 with a maturity date of January 1, 2014 bearing interest at 10.25%. We have 4 notes payable originated in 2011 and 2012 with an aggregate principal balance of $195,000, bearing 4% interest, which matures in 2012 and carries a 15% redemption premium.

We have 1 note payable originated in 2011 with an aggregate principal balance of $386,598 due in 2012  bearing interest at 6%. This note is from Cut & Dried Productions, LLC a company that Richard Pearce, the former CEO of DC Brands International, owns a majority of.  We still have two notes with a principal balance of $1,090,556 that are related party payables owed to Richard Pearce and Jeremy Alcamo both former officers. The note to Mr. Pearce is a senior secured convertible note with a principal balance of $1,000,000. The note note to Mr. Alcamo bears interest at a rate of 10% and is callable with 366 days notice which classifies them as long term debt.  Upon the occurrence of: (i) a change in ownership of twenty percent (20%) or more of our outstanding shares of common stock, (ii) our consummation of a debt or equity financing or any combination thereof and our receipt of  gross proceeds of Five Million Dollars ($5,000,000) or more from such financing, or (iii) our termination of our employment agreement with Jeremy Alcamo.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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
December 31, 2012 and 2011

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

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

6.	Income Taxes

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Current year and accumulated deferred tax benefit at the effective combined Federal and state income tax rate of 37.25% is $774,645 and a valuation allowance has been set up for the full amount because it is “more likely than not” that the accumulated deferred tax benefit will not be realized in the future.  Due to the change in ownership of the Series A Preferred Shares

The following table sets forth the components of estimated net deferred tax assets as of December 31, 2012 and 2011.

	2012	2011
Deferred tax assets
NOL expense (benefit) *	$774,645	$29,288,000
Less: valuation allowance	(774,645)	(29,288,000)
Net deferred tax asset	$-	$-
* reduced due to change in ownership in Oct 2012

A reconciliation of estimated income tax expense at the statutory combined Federal and state income tax rate for the years ended December 31, 2012 and 2011 is as follows:

	2012		2011
Income tax expense combined rate	$(3,773,000)	-37.25%	$-2,787,000	37.25%
Impairment
Tax amortization	(106,000)	-1.05%	-285,000	2.9%
Decrease in valuation allowance	(28,513,000)	-281.5%	3,072,000	(40.15	) %
NOL Limitation	32,392,000	319.8%
Income tax expense	$-	-	$-	-

The Company has not filed tax returns since its inception.  The Company is in the process of preparing past tax returns and does not believe that it will be exposed to any risk of penalty or forfeiture of NOLs.

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of December 31, 2011, the accumulated deferred tax benefit at the effective combined Federal and state income tax rate of 37.25% is $ 29,288,000 and a valuation allowance was set up for the full amount because it is “more likely than not” that the accumulated deferred tax benefit will not be realized in the future.

7.	Stockholders’ Equity Transactions All common shares have been retroactively adjusted for the 200 for 1 reverse stock split authorized by the board on May 21, 2012 and effective June 28, 2012.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Issuances of Common Stock

The Company issued common stock during the twelve months ended December 31, 2012, as set forth below.  The common stock was valued at the fair market value at the date the Company became obligated to issue the shares.

The Company issued 155,000 shares of common stock during the twelve months ended December 31, 2012, related to services provided by two vendors.  The shares were valued at prices ranging from $0.60 to $0.12 per share. The shares were collectively valued at $33,000. These issuances of shares qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuances did not involve a public offering. The issuances were not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. These issuances were done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these issuances.

The Company issued 636,021,882 shares of common stock on two hundred twenty-three different occasions during the twelve months ended December 31, 2012, upon partial conversion of ten different notes..  The common stock was valued at $2.00 to $0.001 per share.  The shares were collectively valued at $2,993,036. These securities were issued under Section 3(a)(9) of the Securities Act of 1933  .

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

The chart below details the number of preferred shares issued and conversion analysis.

Shares Issued	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Amount/Total
Issued as of 12/31/2011	91,111	86
For conversion of debt	-	-	2,735	-	2,776	5,500	6,000	$2,092,568
In conjunction with Securities Purchase Agreement	-	163	0	46,284				$630,000
In conjunction with Debt Issuance	-	20						$7,776
	91,111	269	2,735	46,284	2,776	5,500	6,000	$2,730,344
% of Common Stock convertible into	51.25%	20.21%	2.71%	0.00%	8.12%	5.50%	6.00%	93.79%
	Voting Only			Upside Only
	Not Ownership
Common Stock O/S as of 12/31/12 (637,172,528)
Common Stock if Series Converted converted	669,859,479	161,395,801	17,777,114		56,326,051	37,115,300	40,651,607	983,125,352
Common stock if all Series converted at once	6,820,371,631	1,643,298,900	181,002,919		573,500,287	377,900,359	413,906,316	10,009,980,413

Series B Preferred Stock

The company issued 183 shares of Series B preferred stock in 2012. 20 shares of these shares were issued in conjunction with the issuance of $250,000 of debt.   163 shares were issued under an agreement with HARDSave LLC in the connection of their contribution of $630,000 of cash.  The 269.40 shares of Series B preferred can be converted into 20.21% of the common stock of the company. As of 12/31/2012 the company would need to issue 161,395,801 shares of common shares if all of the Series B preferred was converted. As of 12/31/2012 the company would need to issue 1,643,298,900 shares of common shares to the Series B holders if all of the preferred shares in all series were converted. These issuances of shares qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuances did not involve a public offering. The issuances were not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. These issuances were done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these issuances.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

The Class C Preferred Stock has no dividend, liquidation or voting rights. The Class C Preferred Stock is convertible at any time after the 13th month after the date of its issuance into such number of shares of common stock of the Company as shall equal 1% of the outstanding common shares on the date of conversion divided by 1,000.  The 2,735 shares of Series C were issued to 7 investors who converted a total of $1,110,314 of debt. .  The 2,735 shares of Series C preferred can be converted into 2.71% of the common stock of the company. As of 12/31/2012 the company would need to issue 17,777,114 shares of common shares if all of the Series C preferred was converted. As of 12/31/2012 the company would need to issue 181,002,919 shares of common shares to the Series C holders if all of the preferred shares in all series were converted.

The Class D Preferred Stock has no dividend, conversion or voting rights. The Class D Preferred Stock is entitled to a liquidation preference equal to 40% of the proceeds of any sale of shares of common stock in excess of 25% of the outstanding shares, a liquidation or winding up, the sale of 20% of the Series A Preferred.

The Class E Preferred Stock has no liquidation or voting rights. The Class E Preferred Stock is entitled to a 10.25% dividend that is payable quarterly beginning in month 14 after issuance. Each share of the Class E Preferred Stock is convertible at any time after month 13 into such number of shares of common stock of the Company as shall equal $2,500 of the outstanding common shares on the date of conversion. As of 12/31/2012 the company would need to issue 56,326,051 shares of common shares if all of the Series E preferred was converted. As of 12/31/2012 the company would need to issue 573,500,287 shares of common shares to the Series E holders if all of the preferred shares in all series were converted.

The Class F Preferred Stock has no dividend, liquidation or voting rights. The Class F Preferred Stock is convertible at any time after the 6th month into such number of shares of common stock of the Company as shall equal 1.0% of the outstanding common shares on the date of conversion divided by 1,000. The Company has the right to redeem the Class F Preferred at a redemption price of $286.86 per share. As of 12/31/2012 the company would need to issue 37,115,300 shares of common shares if all of the Series F preferred was converted. As of 12/31/2012 the company would need to issue 377,900,359 shares of common shares to the Series F holders if all of the preferred shares in all series were converted.

The Class G Preferred Stock has no dividend, liquidation or voting rights. The Class G Preferred Stock is convertible at any time after the 13th month into such number of shares of common stock of the Company as shall equal 1.0% of the outstanding common shares on the date of conversion divided by 1,000. The Company has the right to redeem the Class G Preferred at a redemption price of $1,250 per share. As of 12/31/2012 the company would need to issue 40,651,607 shares of common shares if all of the Series G preferred was converted. As of 12/31/2012 the company would need to issue 413,906,316 shares of common shares to the Series G holders if all of the preferred shares in all series were converted.

Warrants

The Company issued 73,150 Warrants exercisable for a maximum of 146,300 shares of common stock from March to May 2009 in conjunction with the sale of common stock at $10.00 per Unit, each Unit consisting of a share of common stock and a Warrant which expire between March 5, 2012 and May 29, 2012.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

Stock Rights

The Company’s former CEO has the right to demand that the Company issue him 6,132 shares of common stock.  The right stems from his employment agreement, whereby he was entitled to receive shares, such that his ownership interest would equal 56.25% of outstanding common stock.   The Company recorded compensation expense as these rights were earned, prior to June 2007 when he relinquished the right to earn additional shares.

Transactions involving common stock subsequent to December 31, 2012, are set forth in Note 10. Subsequent Events.

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

The Company recognizes expense associated with shares issued for services over the service period.  The shares are valued based upon the fair value of the common stock on the date that the Company becomes obligated to issue the shares.  Expenses associated with shares issued for services are as follows:

	2012	2011
General and administrative	$33,000	$125,793
Sales and marketing	-	294,302
	$33,000	$420,095

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

9.	Related Party Transactions

The Company had related party payables and note payable to former officer of $1,319,689 and $1,413,569 at December 31, 2012 and 2011, respectively consisting primarily of notes payable to former officers in 2012 and primarily of deferred salaries payable and royalties payable to its officers in 2011.  Of the $1,319,689 of related party payables, $1,000,000 was owed to Mr. Pearce in the form of a secured convertible promissory note and $319,689 was owed to Mr. Alcamo ($216,175 for deferred salary payable, $12,958 for royalties owed in accordance with the bottle cap license agreement and $90,556 in the form of an unsecured promissory note).  Richard Pearce, our former Chief Executive Officer, and Jeremy J Alcamo, our former Executive Vice President, have received a design patent in the United States (US D 576,877S) for the flip-top compartment which we currently use on our H.A.R.D. Nutrition bottles, which they have licensed to us on an exclusive basis for a fee based upon the number of products sold that contain the cap.  The royalty agreement with Richard Pearce and Jeremy Alcamo is for a term of five years and is renewable by the Company for five additional one year terms and provides that they are entitled to receive 5 cents per cap or 2 1/2 cents each for each bottle cap sold.  The bottle cap is a specialized cap that contains the vitamin supplements in the Company’s functional water system. The agreement may be immediately terminated upon the occurrence of: (i) a default in payments due thereunder if the default has continued for ten days after notice of the default was given; (ii) upon a party’s insolvency, assignment for the benefit of creditors of filing of a bankruptcy petition; or (iii) a party’s refusal or failure to perform an obligation under the agreement if such default is not cured within ten days of notice thereof.   The related party payables are non-interest bearing and due on demand.  We have 1 note payable originated in 2011 with an aggregate principal balance of $386,598 due in 2012  bearing interest at 6%. This note is from Cut & Dried Productions, LLC a company that Richard Pearce, the former CEO of DC Brands International, owns a majority of.

10.	Subsequent Events

Subsequent to December 31, 2012, the Company issued common stock as follows:

	Shares	Common Stock	Additional Paid in Capital	Amount
For conversion of debt	427,390,116	$427,390	$(0)	$427,390

	427,390,116	$427,390	$(0)	$427,390

On October 8, 2012 we entered into a Securities Purchase Agreement with HARDSave LLC, an entity managed by Alan Fishman, and Dave Coppfer, former directors, which allowed it to invest up to a potential $1,250,000 pursuant to which it invested an additional $595,000 in our company and had the right to invest an additional $655,000 as needed to execute the national expansion business plan developed by our prior President, Stephen Horgan.  Subsequent to year end, HARDSave LLC, the terminated the Securities Purchase Agreement. In an effort to preserve cash, we have also restructured certain of our debt including $383,209 of debt owed to principals of HARDSave LLC, which was converted to 1,231_ shares of Series C Preferred Stock.  Our C.E.O. (Stephen Horgan) resigned. We laid off all employees except for our C.F.O. (Bob Armstrong) and all members of the board except for Alan Fishman resigned. The company may be seeking a merger partner in the near future. Bob Armstrong has been named the acting C.E.O.

On February 27, 2013, we received proposed terms from a creditor, as well as other creditors, to provide funding for us in the form of convertible debt.   We have recently received funding from such creditor that has been used to continue our current operations.  In an effort to preserve cash, we liquidated our raw material inventory and warehouse assets and moved the functional beverage inventory into a much smaller location.  As a cost savings measure, we intend to subcontract the manufacture of the supplements that are included in the Functional Beverage systems as opposed to manufacturing them ourselves

On April 12, 2013 our CFO and acting CEO (Bob Armstrong) was added to the board of directors.  Also on that date Alan Fishman resigned from the board.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On March 8, 2013 the company received approval of the majority shareholder for a 1:100 reverse stock split.  The information statement 14-C definitive was mailed to shareholders of record on March 28 and the reverse will become effective in the near future.

Exhibit Number	Description
3.1	Articles of Incorporation filed on April 29, 1998(1)
3.2	By-Laws(1)
3.3	Articles of Amendment filed on August 23, 2004(1)
3.4	Articles of Amendment filed on December 3, 2004 (1)
3.5	Articles of Amendment filed on January 31, 2006 (1)
3.6	Certificate of Designations for Series A Preferred Stock filed on May 21, 2007 (1)
3.7	Articles of Amendment filed on August 31, 2007 (1)
3.8	Certificate of Correction to Certificate of Designations(1)
3.9	Form of Warrant for purchase of up to 4,000,000 shares of common stock (2)
3.10	Form of Warrant for purchase of up to 2,000,000 shares of common stock(2)
3.11	Articles of Amendment filed July 9, 2010(3)
3.12	Articles of Amendment filed July 12, 2011 (4)
3.13	Certificate of Designations for Series B Preferred Stock (5)
5.1	Opinion of Gracin & Marlow, LLP*
10.1	License Agreement (1)
**10.2	Employment Agreement dated October 1, 2004 between DC Brands International, Inc. and Richard Pearce (1)
**10.3	Exchange Agreement dated June 8, 2007 between Richard Pearce and DC Brands International, Inc. (1)
**10.4	Exchange Agreement dated March 24, 2008 between Richard Pearce and DC Brands International, Inc.(1)
**10.5	Employment Agreement dated May 1,2010 between DC Brands International, Inc and Jeremy Alcamo(1)
10.6	Endorsement Agreement dated October 21, 2009 between DC Brands International, Inc and Chris Andersen(2)
10.7	Sales Representative Contract dated March 15,2 010 between Acosta, Inc. and DC Brands International, Inc.(1)
10.8	Purchase and Sale Agreement dated as of June 4, 2010 between Liquid Capital Exchange, Inc. and DC Brands International, Inc.(1)
10.9	Investment Agreement, dated January 31, 2011, by and between the Company and Centurion Private Equity, LLC (6)
10.10	Registration Rights Agreement, dated January 31, 2011, by and between the Company and Centurion Private Equity, LLC (6)
10.11	Equity Purchase Agreement, dated July 8, 2011, by and between the Company and Southridge Partners II, LP (7)
10.12	Registration Rights Agreement, dated July 8, 2011, by and between the Company and Southridge Partners II, LP (7)
10.13	Facilities Use Agreement (9)
10.14	Severance Agreement with Richard Pearce, dated June 5, 2012*
10.15	Securities Purchase Agreement with HARDSave LLC. Dated October 11, 2012*
14	Code of Conduct
21	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002. *

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

(6) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2011.

(7) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2011.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, in Denver, Colorado, on April 16, 2013.

DC BRANDS INTERNATIONAL, INC.

By:	/s/ Robert H. Armstrong
Robert H. Armstrong, Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert H. Armstrong	Chief Executive Officer	April 16, 2013
Robert H. Armstrong	(Principal Executive Officer)

/s/ Robert H. Armstrong	Chief Financial Officer	April 16, 2013
Robert H. Armstrong	(Principal Accounting Officer)