Form 10-Q
period 2013-03-31
DC BRANDS INTERNATIONAL INC
filed 2013-05-15
CIK 1393463

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - Q
_______________________________

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

1685 S. Colorado Blvd, Unit S291 Denver, CO 80222
 (Address of principal executive offices including zip code)

(720) 281-7143
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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 144,420,377 shares of common stock, $.001 par value per share, as of May 13, 2013.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

DC BRANDS INTERNATIONAL, INC.

ITEM 1. FINANCIAL STATEMENTS

DC BRANDS INTERNATIONAL, INC.

Consolidated Financial Statements

As of March 31, 2013 and 2012

(Unaudited)

DC Brands International, Inc.

Consolidated Balance Sheets

As of March 31, 2013 and December 31, 2012

	March 31	December 31
	2013	2012
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$947	$16,628
Accounts receivable	10,818	24,190
Inventory	121,581	147,169
Prepaid expenses	-	923
Total current assets	133,346	188,910

Property and equipment, net	782	7,401

Total assets	$134,128	$196,311

Liabilities
Current liabilities
Accounts payable	$137,039	$132,568
Accrued bonuses	1,800,000	1,800,000
Accrued interest payable	997,198	831,232
Accrued liabilities	673	673
Related party payable	229,133	229,133
Note payable to former officers	1,090,556	1,090,556
Short-term notes payable and current portion of long-term debt (Net of Unamortized Discount of $769,615 as of March 31, 2013 and $628,328 as of December 31, 2012)	3,999,008	3,696,783
Total current liabilities	8,253,607	7,780,945
Long-term debt (Net of Unamortized Discount of $142,043 as of March 31, 2013 and $189,389 as of December 31, 2012)	342,510	295,164
Total liabilities	8,596,117	8,076,109

Stockholders' deficit
Preferred Stock, $0.001 par value; 25,000,000 shares authorized
Series A Preferred Stock, 100,000 shares authorized; shares issued
and outstanding - 91,111 shares as of March 31, 2013 and December 31, 2012	91	91
Series B - G Preferred Stock, 100,000 shares authorized; shares issued
and outstanding - 60,849 shares as of March 31, 2013 and 61,943 shares as of December 31, 2012	61	62
Common Stock, $0.001 par value;5,000,000,000
shares authorized; shares issued and outstanding
- 10,645,626 as of March 31, 2013 and 6,371,725 as of December 31, 2012	10,646	6,372
Additional paid in capital	89,931,285	89,654,780
Accumulated deficit	(98,404,072)	(97,541,103)
Total stockholders' deficit	(8,461,989)	(7,879,798)

Total liabilities and stockholders' deficit	$134,128	$196,311

The accompanying notes are an integral part of these unaudited financial statements.

DC Brands International, Inc.

Consolidated Statements of Operations

For the Three Months Ended March 31, 2013 and 2012

(unaudited)

	Three Months Ended March 31,
	2013	2012
Net Revenues	$16,370	$65,201
Cost of goods sold	9,577	37,572
Gross margin	6,793	27,629

Operating Expenses
General and administrative (includes share based compensation of $0 in 2013 and $18,000 in 2012)	67,973	526,680
Sales and marketing (includes share based compensation of $0 in 2013 and $0 in 2012)	33,455	135,236
Depreciation and amortization	2,519	(4,840)
Total operating expenses	103,947	657,076
Loss from operations	(97,154)	(629,447)

Other Expense (Income)
Interest expense	365,249	345,831
Loss on retirement of debt	405,066	620,780
Gain on sale of fixed assets	(4,500)	-
Total other expense (income)	765,815	966,611

Loss Before Taxes	(862,969)	(1,596,058)
Provision for income taxes (Note 6)	-	-
Net Loss	$(862,969)	$(1,596,058)

Weighted average number of common shares outstanding	9,823,989	22,542

Basic and diluted net loss per common share	$(0.09)	$(70.80)

The accompanying notes are an integral part of these unaudited financial statements.

DC Brands International, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

(unaudited)

	For Three Months Ended March 31,
	2013	2012
Cash used in operating activities
Net loss	$(862,969)	$(1,596,058)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,519	(4,840)
Common stock issued for services	-	18,000
Reduction of debt for use of facilities	-	(60,000)
Debt issued for services	-	45,000
Loss on retirement of debt	405,066	620,780
Amortization of debt discount	199,283	133,544
Changes in operating assets and liabilities:
Accounts receivable	13,372	(6,429)
Inventory	25,588	(1,927)
Prepaid expenses	923	-
Accounts payable	4,471	(116,055)
Accrued interest payable	165,966	194,788
Related party payable	-	254,014
Net cash used in operating activities	$(45,781)	$(519,183)
Cash used in investing activities
Sale of property and equipment	4,100	-
Net cash provided by investing activities	$4,100	$-
Cash provided by financing activities
Proceeds from notes payable	26,000	519,500
Net cash provided by financing activities	$26,000	$519,500
Net increase (decrease) in cash and cash equivalents	$(15,681)	$317
Cash and cash equivalents
Beginning of period	16,628	$15,939
End of period	$947	$16,256

Supplemental Disclosure of Noncash
Investing and Financing Activities
Notes payable converted to common stock	$22,324	$865,322
Discount on common and preferred stock	$-	$7,776
Common stock issued for retirement of debt and accrued interest	$427,390	$1,116,102
Preferred stock issued as incentive for debt	$-	$7,776
Disposition of fully depreciated PP&E	$211,020	$-
Preferred stock exchanged for debt	$439,836	$-
Supplemental Disclosure
Interest paid	$-	$7,500

The accompanying notes are an integral part of these unaudited financial statements.

DC Brands International, Inc.

Consolidated Statement of Stockholders’ Deficit

For the Three Months Ended March 31, 2013

	Series A Preferred Stock		Series B - G Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, Dec 31, 2012	91,111	$91	61,943	$62	637,172,528	$637,173	$89,023,979	$(97,541,103)	$(7,879,798)
Effect of retroactive 1-100 stock split	-	-	-	$-	(630,800,803)	$(630,801)	$630,801	$-	$-
Balance December 31, 2012, as restated	91,111	91	61,943	$62	6,371,725	$6,372	$89,654,780	$(97,541,103)	$(7,879,798)
Common stock issued in exchange for retirement of debt					4,273,901	4,274	423,116		427,390
Preferred Stock exchanged for convertible debt			(1,094)	(1)			(439,835)		(439,836)
Discount on Notes Payable							293,224		293,224
Net loss								(862,969)	(862,969)
Balance, Mar 31, 2013	91,111	$91	60,849	$61	10,645,626	$10,646	$89,931,285	$(98,404,072)	$(8,461,989)

The accompanying notes are an integral part of these unaudited financial statements.

1.	Business and Significant Accounting Policies

The Company

DC Brands International, Inc. (“DC Brands” or the “Company”) was incorporated under the laws of Colorado in 1998 as Telemerge Holding Corp. and changed its name to DC Brands International, Inc. in 2004.  DC Brands specializes in the manufacture, marketing and distribution of health related products that utilize natural botanicals, vitamins, minerals and supplements and are aimed at maximizing the full potential of the body.    The Company’s current focus is on the sale of products under its H.A.R.D. Nutrition label.  The Company currently has two distinct types of products sold under its H.A.R.D. Nutrition logo; Functional Water Systems and nutritional supplements.  The Company’s products are sold to consumers, primarily through retail outlet distribution.  The Company’s products were distributed principally in the state of Colorado during 2013 and 2012.

Financial Condition

The Company has incurred significant losses and negative cash flows since its inception.   In addition, the Company had negative working capital (current assets less current liabilities) at March 31, 2013.

On October 8, 2012 we entered into a Securities Purchase Agreement with HARDSave LLC, an entity managed by Alan Fishman and Dave Coppfer, former directors, which invested $595,000 in our company and had the right to invest an additional $655,000 as needed for a national expansion business plan developed by our prior President, Stephen Horgan.  In January 2013, HARDSave LLC, terminated the Securities Purchase Agreement and our C.E.O. (Stephen Horgan) resigned. We laid off all employees except for our C.F.O. (Bob Armstrong) and all members of the board resigned. Bob Armstrong has been named the acting C.E.O. and added to the board.

In an effort to preserve cash, we liquidated our raw material inventory and warehouse assets and moved the functional beverage inventory into a much smaller location.  As a cost savings measure we intend to subcontract the manufacture of the supplements that are included in the Functional Beverage systems as opposed to manufacturing them ourselves.  We have also restructured certain of our debt including $383,209 of debt owed to principals of HARDSave LLC, which was converted to 1,231 shares of Series C Preferred Stock.

We have recently received funding in the form of convertible debt that has been used to continue our current operations.   We will need to secure additional capital to continue these operations. We may also be unable to secure such additional financing on favorable terms or at all. At March 31, 2013, we had short term debt of $3,999,008 and a working capital deficit of $8,120,261. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis of Presentation

These statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented. The accompanying financial statements should be read in conjunction with DC Brands’ consolidated financial statements for the years ended December 31, 2012 and 2011 filed in the Company’s Annual Report on Form 10K dated December 31, 2012, which includes all disclosures required by accounting principles generally accepted in the United States of America, or GAAP. The results of operations for the periods ended March 31, 2013 and 2012 are not necessarily indicative of expected operating results for the full year.

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

As of March 31, 2013, one customer represented 100% of the company’s accounts receivable.  This customer is a wholesale distributor’s one who provides product to the retail markets in Southern California.

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

Recent Accounting Pronouncements

During the period ended March 31, 2013, there were several new accounting pronouncements issued by the FASB.

Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

2.	Inventory

Inventory consisted of the following:

	March 31	December 31
	2013	2012
Finished goods	$78,836	$94,423
Work in process	42,745	42,745
Raw materials	-	10,001
	121,581	147,169
Allowance for obsolescence	-	-
	$121,581	$147,169

3.	Property and Equipment

Property and equipment consisted of the following:

	March 31	December 31
	2013	2012
Leasehold improvements	$-	$14,004
Office furniture and fixtures	-	31,521
Vehicles	11,000	5,863
Warehouse equipment	-	103,134
Computer equipment	11,772	75,170
	22,772	229,692
Accumulated depreciation	(21,990)	(222,291)
	$782	$7,401

Accumulated depreciation was adjusted in the 1st quarter of 2012 to correct some over amortization of some assets.

4.	Commitments and Contingencies

The Company leases warehouse space under a month to month lease.  There are no future minimum lease payments to disclose.

On February 19, 2013  a debtholder, filed a complaint in Jefferson County Court based upon a promissory note issued May 31, 2010 and is seeking relief of the payment of the $125,000 debt plus accrued interest owed as well as compensatory and consequential damages.

5.	Notes Payable

A summary of notes payable as of March 31, 2013 is as follows:

	Current	Long Term	Total
1 Note payable, originated in 2004, due in 2006,	$538,889	$-	$538,889
6% interest rate, secured by assets of
DC Brands, LLC, a wholly owned subsidiary

1 Note payable originated in 2007, due in 2007,	10,000	-	10,000
36% interest, unsecured

1 Note payable originated in 2007, due in 2008,	14,266	-	14,266
24% interest, unsecured

6 Notes payable, originated in 2008,	368,878	-	368,878
due at various dates from July to August
2010, 15% interest, unsecured

10 Notes payable, originated in 2010, due	513,142	1,450	514,592
January 1, 2015, 10.25% interest, unsecured

8 Notes payable, originated in 2010 and 2011, due	723,333	-	723,333
due at various dates from July 2013 to March 2014,
16% interest, unsecured

2 Notes payable, originated in 2011 and 2012, due	207,681	-	207,681
Dec 31, 2013, 4% interest, unsecured

6 Notes payable, originated in 2011 &2012, due to be	1,275,000	-	1,275,000
repaid from a portion of gross sales beginning in
Feb 2012, 12% interest, unsecured

1 Note payable, originated in 2012, due	45,000	-	45,000
June, 2013, 8% interest, unsecured

1 Note payable, originated in 2011, due	-	483,102	483,102
Jan 1, 2014, 10.25% interest, unsecured

4 Notes payable, originated in 2011 & 2012, due in 2012	195,000	-	195,000
4% interest and a 15% redemption premium

1 Note payable, originated in 2011, due in 2012	386,598	-	386,598
6% interest

1 Note payable, originated in 2012, due in 2012	25,000	-	25,000
6% interest

1 Note payable, originated in 2013, due in 2015	439,836	-	439,836
4% interest

5 Notse payable, originated in 2013, due in 2015	26,000	-	26,000
0% - 10% interest

	4,768,623	484,552	5,253,175
Unamortized discount	(769,615)	(142,042)	(911,657)

	$3,999,008	$342,510	4,341,518

Related party notes
1 Note payable, originated in 2010, callable	90,556	-	90,556
with 366 day notice, 10% interest, unsecured

1 Note payable, originated in 2012, convertible into,	1,000,000	-	1,000,000
common stock after 90 days. 10.25% interest rate,
secured by all assets of DC Brands International Inc.

A summary of notes payable as of December 31, 2012 is as follows:

	Current	Long Term	Total
1 Note payable, originated in 2004, due in 2006,	$538,889	$-	$538,889
6% interest rate, secured by assets of
DC Brands, LLC, a wholly owned subsidiary

1 Note payable originated in 2007, due in 2007,	10,000	-	10,000
36% interest, unsecured

1 Note payable originated in 2007, due in 2008,	14,266	-	14,266
24% interest, unsecured

6 Notes payable, originated in 2008,	368,879	-	368,879
due at various dates from July to August
2010, 15% interest, unsecured

10 Notes payable, originated in 2010, due	535,465	1,450	536,915
January 1, 2015, 10.25% interest, unsecured

8 Notes payable, originated in 2010 and 2011, due	723,333	-	723,333
due at various dates from July 2013 to March 2014,
16% interest, unsecured

2 Notes payable, originated in 2011 and 2012, due	207,681	-	207,681
Dec 31, 2013, 4% interest, unsecured

6 Notes payable, originated in 2011 &2012, due to be	1,275,000	-	1,275,000
repaid from a portion of gross sales beginning in
Feb 2012, 12% interest, unsecured

1 Note payable, originated in 2012, due	45,000	-	45,000
June, 2013, 8% interest, unsecured

1 Note payable, originated in 2011, due	-	483,103	483,103
Jan 1, 2014, 10.25% interest, unsecured

4 Notes payable, originated in 2011 & 2012, due in 2012	195,000	-	195,000
4% interest and a 15% redemption premium

1 Note payable, originated in 2011, due in 2012	386,598	-	386,598
6% interest

1 Note payable, originated in 2012, due in 2012	25,000	-	25,000
6% interest

	4,325,111	484,553	4,809,664
Unamortized discount	(628,328)	(189,389)	(817,717)

	$3,696,783	$295,164	3,991,947

Related party notes
1 Note payable, originated in 2010, callable	90,556	-	90,556
with 366 day notice, 10% interest, unsecured

1 Note payable, originated in 2012, convertible into,	1,000,000	-	1,000,000
common stock after 90 days. 10.25% interest rate,
secured by all assets of DC Brands International Inc.

As of March 31, 2013 and December 31, 2012, twenty-one notes payable totaling $2,813,631 and twenty-four notes payable totaling $1,618,963, respectively, were past due.  There are no default penalties or fees that may be sanctioned against the Company for not paying the notes upon maturity.  The Company intends to restructure these notes into long-term debt or equity.

The Company settled notes payable and accrued interest payable totaling $22,324 and $495,318 during the three months ended March 31, 2013 and 2012, respectively by issuing 4,273,901 and 13,993 shares of common stock during the three months ended March 31, 2013 and 2012, respectively.  The Company valued the shares based upon the closing share price at each retirement date and recorded a loss on retirement of debt of $405,065 during the three months ended March 31, 2013, and a loss on retirement of debt of $620,780 during the three months ended March 31, 2012.

Transactions involving notes payable subsequent to March 31, 2013 are set forth in Note 10. Subsequent Events.

6.	Income Taxes

The Company has not filed tax returns since its inception.  The Company is in the process of preparing past tax returns and does not believe that it will be exposed to any risk of penalty or forfeiture of NOLs.

At March 31, 2013 and December 31, 2012, the Company provided a full valuation allowance against any calculated deferred tax asset based on the weight of available evidence, both positive and negative, including the Company’s history of losses, which indicate that it is more likely than not that such benefits will not be realized.

7.	Stockholders’ Equity

Issuances of Common Stock

All common shares have been retroactively adjusted for the 100 for 1 reverse stock split authorized by the board on March 8, 2013 and effective April 30, 2013.

The Company issued common stock during the three months ended March 31, 2013 as set forth below.  The common stock was valued at the fair market value at the date the Company became obligated to issue the shares.

The Company issued 4,273,901 shares of common stock on eight different occasions during the three months ended March 31, 2013, upon partial conversion of five different notes.  The common stock was valued at $0.1 per share.  The shares were collectively valued at $427,390. These securities were issued under Section 3(a)(9) of the Securities Act of 1933  .

Preferred Stock

The chart below details the number of preferred shares issued and conversion analysis.

Shares Issued	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Amount/Total
Issued as of 12/31/2012	91,111	269	2,735	46284	2776	5500	6000
For conversion to debt	-	-	(1,094)	-	-	-	-	$(439,836)
	91,111	269	1,641	-	-	-	-	$(439,836)
% of Common Stock convertible into	51.25%	20.21%	1.63%	0.00%	8.12%	5.50%	6.00%	92.71%
	Voting Only			Upside Only
	Not Ownership
Common Stock O/S as of 3/31/13 (10,645,626)
Common Stock if Series Converted converted	11,191,747	2,696,537	176,717		941,073	620,108	679,191	16,305,373
Common stock if all Series converted at once	114,792,766	27,658,145	1,812,575		9,652,507	6,360,391	6,966,402	167,242,784

As of 03/31/2013 the company would need to issue 27,658,145 shares of common shares to the Series B holders if all of the preferred shares in all series were converted.

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

Series B Preferred Stock

The 269.40 shares of Series B preferred can be converted into 20.21% of the common stock of the company. As of 03/31/2013 the Company would need to issue 2,696,537 shares of common shares if all of the Series B preferred was converted.

Series C Preferred Stock

The Class C Preferred Stock has no dividend, liquidation or voting rights. The Class C Preferred Stock is convertible at any time after the 13th month after the date of its issuance into such number of shares of common stock of the Company as shall equal 1% of the outstanding common shares on the date of conversion divided by 1,000.  During the first quarter of 2013 one holder of C shares converted their 1,094 shares of stock into a convertible debt security.  The 1,641 shares of Series C preferred can be converted into 1.63% of the common stock of the company. As of 03/31/2013 the company would need to issue 176,717 shares of common shares if all of the Series C preferred was converted. As of 03/31/2013 the company would need to issue 1,812,575 shares of common shares to the Series C holders if all of the preferred shares in all series were converted.

Series D Preferred Stock

 The Class D Preferred Stock has no dividend, conversion or voting rights. The Class D Preferred Stock is entitled to a liquidation preference equal to 40% of the proceeds of any sale of shares of common stock in excess of 25% of the outstanding shares, a liquidation or winding up, the sale of 20% of the Series A Preferred.

Series E Preferred Stock

The Class E Preferred Stock has no liquidation or voting rights. The Class E Preferred Stock is entitled to a 10.25% dividend that is payable quarterly beginning in month 14 after issuance. Each share of the Class E Preferred Stock is convertible at any time after month 13 into such number of shares of common stock of the Company as shall equal $2,500 of the outstanding common shares on the date of conversion. As of 03/31/2013 the company would need to issue 941,073 shares of common shares if all of the Series E preferred was converted. As of 03/31/2013 the company would need to issue 9,652,507 shares of common shares to the Series E holders if all of the preferred shares in all series were converted.

Series F Preferred Stock

The Class F Preferred Stock has no dividend, liquidation or voting rights. The Class F Preferred Stock is convertible at any time after the 6th month into such number of shares of common stock of the Company as shall equal 1.0% of the outstanding common shares on the date of conversion divided by 1,000. The Company has the right to redeem the Class F Preferred at a redemption price of $286.86 per share. As of 03/31/2013 the company would need to issue 620,108 shares of common shares if all of the Series F preferred was converted. As of 03/31/2013 the company would need to issue 6,360,391 shares of common shares to the Series F holders if all of the preferred shares in all series were converted.

Series G Preferred Stock

The Class G Preferred Stock has no dividend, liquidation or voting rights. The Class G Preferred Stock is convertible at any time after the 13th month into such number of shares of common stock of the Company as shall equal 1.0% of the outstanding common shares on the date of conversion divided by 1,000. The Company has the right to redeem the Class G Preferred at a redemption price of $1,250.00 per share. As of 03/31/2013 the company would need to issue 679,191 shares of common shares if all of the Series G preferred was converted. As of 03/31/2013 the company would need to issue 6,966,402 shares of common shares to the Series G holders if all of the preferred shares in all series were converted.

Equity Line of Credit

Southridge has committed to purchase up to $10 million of our common stock upon our fulfillment of certain conditions, which to date have not yet been met. From time to time during the term of the Equity Line, and at our sole discretion, we may present Southridge with a put notice requiring them to purchase shares of our common stock. The purchase price of the shares will be equal to ninety-two percent (92%) of the average of the two lowest closing bid prices for our common stock (the “Market Price”) during the five (5) trading day period beginning on the trading day immediately following the date Southridge receives our put notice. As a result, our existing shareholders will experience immediate dilution upon the purchase of any of the shares by Southridge. The issue and sale of the shares under the Equity Purchase Agreement may also have an adverse effect on the market price of the common shares. Southridge may resell some, if not all, of the shares that we issue to it under the Equity Purchase Agreement and such sales could cause the market price of the common stock to decline significantly. To the extent of any such decline, any subsequent puts would require us to issue and sell a greater number of shares to Southridge in exchange for each dollar of the put amount. Under these circumstances, our existing shareholders will experience greater dilution.

Transactions involving common stock subsequent to March 31, 2013 are set forth in Note 10. Subsequent Events.

8.	Share Based Compensation Expense

The Company recognizes expense associated with shares issued for services over the service period.  The shares are valued based upon the fair value of the common stock on the date that the Company becomes obligated to issue the shares.  Expenses associated with shares issued for services are as follows:

	Three Months Ended March 31,
	2013	2012
General and administrative	$-	$18,000
Sales and marketing	-	-
	$-	$18,000

9.	Related Party Transactions

The Company had related party payables and note payable to former officers of $1,319,689 and $1,319,689 at March 31, 2013 and December 31, 2012, respectively consisting primarily of notes payable to former officers.  Of the $1,319,689 of related party payables, $1,000,000 was owed to Mr. Pearce in the form of a secured convertible promissory note and $319,689 was owed to Mr. Alcamo ($216,175 for deferred salary payable, $12,958 for royalties owed in accordance with the bottle cap license agreement and $90,556 in the form of an unsecured promissory note).  Richard Pearce, our former Chief Executive Officer, and Jeremy J Alcamo, our former Executive Vice President, have received a design patent in the United States (US D 576,877S) for the flip-top compartment which we currently use on our H.A.R.D. Nutrition bottles, which they have licensed to us on an exclusive basis for a fee based upon the number of products sold that contain the cap.  The royalty agreement with Richard Pearce and Jeremy Alcamo is for a term of five years and is renewable by the Company for five additional one year terms and provides that they are entitled to receive 5 cents per cap or 2 1/2 cents each for each bottle cap sold.  The bottle cap is a specialized cap that contains the vitamin supplements in the Company’s functional water system. The agreement may be immediately terminated upon the occurrence of: (i) a default in payments due thereunder if the default has continued for ten days after notice of the default was given; (ii) upon a party’s insolvency, assignment for the benefit of creditors of filing of a bankruptcy petition; or (iii) a party’s refusal or failure to perform an obligation under the agreement if such default is not cured within ten days of notice thereof.   The related party payables are non-interest bearing and due on demand.  We have 1 note payable originated in 2011 with an aggregate principal balance of $386,598 due in 2012 bearing interest at 6%. This note is from Cut & Dried Productions, LLC a company that Richard Pearce, the former CEO of DC Brands International, owns a majority of.

10.	Subsequent Events

Subsequent to March 31, 2013, the Company issued common stock as follows:

	Shares	Common Stock	Additional Paid in Capital	Amount
For conversion of debt	133,774,751	$133,775	$-	$133,775

	133,774,751	$133,775	$-	$133,775

Subsequent to quarter end, Robert Armstrong, the acting CEO and CFO purchased the 91,111 shares of Series A Preferred stock formerly owned by HARDSave LLC from Richard Pearce, as such shares had reverted back to Richard Pearce from HARDSave LLC.   These shares were purchased by Mr. Armstrong for a promissory note.

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

General

The following analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2013 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Quarterly Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2012 and the other information set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Overview

We commenced sales of our H.A.R.D. Nutrition Functional Water Systems in August 2009 at King Soopers. From our inception to March 31, 2013, we had incurred an accumulated deficit of $98,410,181.  Our accumulated deficit through March 31, 2013 is primarily attributable to our issuance of stock compensation.

To date, we have met substantially all of our financing needs through private sale of shares of our common stock and other equity securities and loans from investors. We have raised a total of approximately $16,025,000 from our equity and debt financings subsequent to our acquisition of DC Brands, LLC in 2004. In addition, we have an accounts receivable factoring agreement with Liquid Capital Exchange, Inc. (“Liquid Capital”) pursuant to which we have agreed to sell, and Liquid Capital has agreed to purchase, certain of the accounts arising from the sale of our products. Liquid Capital in its sole discretion may advance up to 80% of the face amount of the accounts purchased less an applicable discount fee up to a maximum of $75,000. In order to secure our payment of all our indebtedness and obligations to Liquid Capital, we granted Liquid Capital a security interest and lien upon our accounts and our other assets. In July 2011 we entered into a $10 million equity funding facility with Southridge Partners II, LP, which is subject to various conditions being met prior to our use of the facility. There can be no guarantee that any funds will be derived from the equity line. If our revenue from sales and payments derived from our factoring arrangement and financing from our equity funding facility is not sufficient to meet our ongoing expenses we will need additional financing.

Results of Operations

Quarter ended March 31, 2013 Compared to quarter ended March 31, 2012

Revenue- During the quarter ended March 31, 2013, we generated revenue of $16,370, a substantial portion of which was attributable to the sale of our H.A.R.D, Nutrition Functional Water System which commenced in August 2009.  This represented a 75% decrease from the prior year.  During the same period of 2012, we had revenue of $65,201.  Our gross margin decreased from $27,629 for the quarter ended March 31, 2012 to $6,793 for the quarter ended March 31, 2013. Our cost of goods sold decreased approximately 75% to $9,577 for the quarter ended March 31, 2013 from $37,572 for the quarter ended March 31, 2012.  The decrease in the cost of goods sold was attributable to the decrease in sales.    Sales of our H.A.R.D, Nutrition Functional Water System and H.A.R.D. Nutrition supplements accounted for 80% and 20% respectively of our revenue for the quarter ended March 31, 2013.

Expenses- Our total operating expenses, excluding depreciation and amortization, for the quarter ended March 31, 2013 were $101,428 as compared to $661,916 for the quarter ended March 31, 2012.

General and administrative expenses were $67,973 and $526,680 for the quarters ended March 31, 2013 and March 31, 2012, respectively and included salaries, legal, accounting and other professional fees and occupancy related expenses.  Included in general and administrative for the quarter ended March 31, 2013 was  $48,601 for salaries, -11,361 for legal accounting and other professional expenses (including a refund of $20,000 previously paid) and $22,436 for occupancy related expenses. Included in general and administrative expenses was stock based compensation expense for services provided by vendors and employees of $18,000 for the quarter ended March 31, 2012. The remaining general and administrative expenses $508,680 for the quarter ended March 31, 2012 included $418,673 for salaries, 57,228 for legal accounting and other professional expenses and $-3,267 (because of facilities use agreement payment of $60,000) for occupancy related expenses.

Sales and marketing consisted of advertising and other promotional expenses. Sales and marketing expenses were $33,455 and $135,236 for the quarters ended March 31, 2013 and March 31, 2012, respectively and included stock based compensation for services provided by vendors and employees of $0 and $0 for the quarters ended March 31, 2012 and 2011 respectively.  The sales and marketing expenses of$33,455 for the quarter ended March 31, 2013 included $0 for advertising.  The remaining sales and marketing expenses, $135,236 for the quarter ended March 31, 2012 included $28,250 for advertising.

Interest expense for the quarter ended March 31 2013 increased 6% to $365,249 from $345,831 for the quarter ended March 31, 2012.  Net loss for the quarter ended March 31, 2013 decreased 46% to $862,969 as compared to $1,596,058 for the quarter ended March 31, 2012 and was attributable to an decreases in overall spending and a decrease in the loss on the retirement of debt of $405,065 during the three months ended March 31, 2013 in comparison to a loss on retirement of debt of $620,720 during the three months ended March 31, 2012.

Liquidity and Capital Resources

Revenues

At March 31, 2013 we had cash and cash equivalents of $947 as compared to $16,256 at December 31, 2012.  Our working capital deficit at March 31, 2013 was $8,120,261 and at December 31, 2012 was $7,592,035.

For the three months ended March 31, 2013 our cash used in operating activities was $45,781.  Our primary sources and uses of cash from operating activities for the period were losses from operations, loss on retirement of debt, amortization of debt discount and accrued interest payable of $ 92,654.

Net cash provided by financing activities for the three months ended March 31, 2013 was $26,000.

Current and Future Financing Needs

We have incurred an accumulated deficit of $98,410,181 through March 31, 2013. We have incurred negative cash flow from operations since we started our business. At March 31, 2013, we had short term and long term debt of $5,291,571, which includes related party debt.   We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our advertising and marketing campaign,  and fees in connection with regulatory compliance and corporate governance.

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

We have note payable commitments with respect to various notes payable issued to unaffiliated third parties who are accredited investors. A summary of notes payable as of March 31, 2013 is as follows: At March 31, 2012 we had 51 notes outstanding, of which twenty-one notes or 44% of the aggregate principal balance were past due. We have one note payable with a principal balance of $538,889 bearing interest at 6% and due in 2006.  We had two notes with and aggregate principal balance of $24,266 bearing interest from 24% to 36% and due in 2007 and 2008.  To date no demands for payment have been received on these three notes.  Notes in the aggregate principal amount of $368,878 bearing interest at a rate of 15% are owed to 6 investors in our private placements are past due and to date no demand for payment has been made. The $5 million revolving note with a principal outstanding balance as of March 31, 2013 of $1,450 bears interest at a rate of 10.25% per annum and matures on January 1, 2015. The revolving note can be converted into shares of common stock at 20% of the closing price of the stock on the day prior to conversion. During the three months ended March 31, 2013, $0 was assigned to other lenders who still hold $513,142 in outstanding principle at the balance sheet date. The conversion rates for these assigned notes range from 50% - 70% of the average closing trade or bid price for the five to ten days prior to conversion; and others have a conversion rate the lower of a set dollar amount or 60 - 65% of the lowest two trade or bid prices for the 5-10 days prior to the conversion date. We have 8 notes payable with an aggregate principal balance of $723,333 originated in 2010 and 2011 with a 36 month maturity bearing interest at 16%. We have 6 notes payable with an aggregate principal balance of $1,275,000 originated in 2011 with a 24 month maturity bearing interest at 12%. 106 shares of Series B preferred stock were issued in conjunction with these notes. We have one notes payable with a principal balance of 207,681originated in 2011 and 2012 that converted a payable overdue to one of our vendors. The notes bear interest at 4% and have a maturity of 12/31/13. We have one note payable originated in 2012 with an aggregate principal balance of $45,000 originated in 2012 with a 9 month maturity bearing interest at 8%. This note is convertible into common stock after 6 months. We have one note payable originated in 2011 with an aggregate principal balance of $483,102 originated in 2011 with a maturity date of December 31, 2015 bearing interest at 4%. We have 4 notes payable originated in 2011and 2012 with an aggregate principal balance of $195,000, bearing 4% interest, which matures in December 2012 and carries a 15% redemption premium.  We have one $25,000 note that bears interest at 6% that was originated in 2012 and due in 2012.  We have one note originated in 2013 that was a conversion from Series C Preferred stock in the amount of $439,836 and bears interest at 6%.  This note is convertible into common stock of the company at a 60% discount from market.  We have 5 notes originated in 2013 with an aggregate principal balance of $26,000 and maturity dates from 9 months to 12 months.  These notes are convertible into common stock of the company at discount rates from 50% to 60% from current market.

Related Party Notes
We have 1 note originated in 2011 with an aggregate principal balance of $386,598 due in 2012 bearing interest at 6%. This note is from Cut & Dried Productions, LLC a company that Richard Pearce, the CEO of DC Brands International, owns a majority of. We have a note with a principal balance of $90,556 that are related party payables owed to Jeremy Alcamo. They bear interest at a rate of 10% and is callable with 366 days notice which classifies it as long term debt.   We also have  a $1,000,000 note due to Richard Pearce our former CEO that bears interest at 10.25% and is convertible into common stock at a 60% discount to the current market rate.

A summary of notes payable as of March 31, 2013 is as follows:

	Current	Long Term	Total
1 Note payable, originated in 2004, due in 2006,	$538,889	$-	$538,889
6% interest rate, secured by assets of
DC Brands, LLC, a wholly owned subsidiary

1 Note payable originated in 2007, due in 2007,	10,000	-	10,000
36% interest, unsecured

1 Note payable originated in 2007, due in 2008,	14,266	-	14,266
24% interest, unsecured

6 Notes payable, originated in 2008,	368,878	-	368,878
due at various dates from July to August
2010, 15% interest, unsecured

10 Notes payable, originated in 2010, due	513,142	1,450	514,592
January 1, 2015, 10.25% interest, unsecured

8 Notes payable, originated in 2010 and 2011, due	723,333	-	723,333
due at various dates from July 2013 to March 2014,
16% interest, unsecured

2 Notes payable, originated in 2011 and 2012, due	207,681	-	207,681
Dec 31, 2013, 4% interest, unsecured

6 Notes payable, originated in 2011 &2012, due to be	1,275,000	-	1,275,000
repaid from a portion of gross sales beginning in
Feb 2012, 12% interest, unsecured

1 Note payable, originated in 2012, due	45,000	-	45,000
June, 2013, 8% interest, unsecured

1 Note payable, originated in 2011, due	-	483,102	483,102
Jan 1, 2014, 10.25% interest, unsecured

4 Notes payable, originated in 2011 & 2012, due in 2012	195,000	-	195,000
4% interest and a 15% redemption premium

1 Note payable, originated in 2011, due in 2012	386,598	-	386,598
6% interest

1 Note payable, originated in 2012, due in 2012	25,000	-	25,000
6% interest

1 Note payable, originated in 2013, due in 2015	439,836	-	439,836
4% interest

5 Notse payable, originated in 2013, due in 2015	26,000	-	26,000
0% - 10% interest

	4,768,623	484,552	5,253,175
Unamortized discount	(769,615)	(142,042)	(911,657)

	$3,999,008	$342,510	4,341,518

Related party notes
1 Note payable, originated in 2010, callable	90,556	-	90,556
with 366 day notice, 10% interest, unsecured

1 Note payable, originated in 2012, convertible into,	1,000,000	-	1,000,000
common stock after 90 days. 10.25% interest rate,
secured by all assets of DC Brands International Inc.

OUR PLAN OF OPERATIONS

OPERATING MODEL AND REPORTING STRUCTURE

DC BRANDS INTERNATIONAL, INC.

We, together with our wholly owned subsidiary DC Nutrition, Inc., specialize in the manufacture, marketing and distribution of health related products that utilize natural botanicals, vitamins, minerals and supplements aimed at maximizing the full potential of the body.    Until recently, our focus has been on the sale of two distinct types of products under our H.A.R.D Nutrition label (our Functional Water Systems and nutritional supplements).  To date, our revenue has been derived substantially from the sale of our Functional Water Systems.  Due to our limited capital resources we. have suspended the sale of our nutritional supplements and focused solely on the sale of  Functional Water Systems tailored to different health and daily needs, namely, our performance, strength and training line, our wellness and beauty line, our weight loss and diet line and our energy line Our H.A.R.D. Nutrition Functional Water Systems provide consumers with the convenience of the unique combination of nutraceutical supplements with a functional beverage.  All of the products sold under our H.A.R.D. Nutrition Functional Water Systems are sold in a bottle which combines in one container water, which is lightly flavored, with vitamins stored in our patented, licensed flip top compartment on the top of the bottle.  The water provides the hydration and catalyst needed for absorption of the specially formulated nutraceutical capsules contained in the bottle’s flip top cap compartment.  During the period ended March 31, 2013, we derived $13,096 representing 80% of our revenue from sales of our Functional Water Systems.  During the year ended March 31, 2012, we derived $57,231 representing 88% of our revenue from sales of our Functional Water Systems.

The other products previously sold under our H.A.R.D. Nutrition label are traditional supplements “not in the cap on top of the Water Systems” which are made from a mixture of herbs and have been formulated to help maintain good health by providing the supplements that we believe are needed by our body which cannot be directly obtained from foods.  Our sale of nutritional supplements has not generated as much revenue as the sale of our Functional Water Systems. During the period ended March 31, 2013, we derived $3,274 representing 20% of our revenue from sales of our H.A.R.D. Nutritional Supplement products.  During the period ended March 31, 2012, we derived $7,970 representing 12% of our revenue from sales of our H.A.R.D. Nutritional Supplement products.

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

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the period ended March 31, 2013.

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

Accounts Receivable

Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. Management continually monitors accounts receivable balances and provides for an allowance for doubtful accounts at the time collection becomes questionable based on payment history or age of the receivable. We sell products generally on net 30 day terms. We do not normally charge financing fees on late payments. Accounts receivable are charged to the allowance for bad debts when we have exhausted all reasonable means of collection.  We did not have an allowance for doubtful accounts at December 31, 2012 or March 31, 2013 as we deemed our accounts receivable all to be collectible.

Our method of determining the allowance for doubtful accounts and estimates used therein are subject to the risk of change if, in the future, our sales volume and type of customers would change.

As of December 31, 2012 and March 31, 2013, there were no past due receivables.

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

Recently Issued Accounting Standards

During the period ended March 31, 2013, there were several new accounting pronouncements issued by the FASB.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Contractual Obligations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) who is also its Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO who is also its CFO concluded that due to a lack of segregation of duties,  the Company’s disclosure controls and procedures are not effective as of March 31, 2013 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO who is also its CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

On February 19, 2013  a debtholder, filed a complaint in Jefferson County Court based upon a promissory note issued May 31, 2010 and is seeking relief of the payment of the $125,000 debt plus accrued interest owed as well as compensatory and consequential damages.  It is not know at this time the outcome of these legal proceedings.

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

In January through March 2013 we issued to five debtors an aggregate of 4,273,901 shares of our common stock in conjunction with pay down of debt.  These securities were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”) and the safe harbor afforded by Rule 506 of Regulation D under the Act.  The offering did not involve any general solicitation or advertising by us.  Each individual acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

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

DATE: May 15, 2013	DC BRANDS INTERNATIONAL, INC. (Registrant)

	By:	/s/Robert H. Armstrong
Robert H. Armstrong Chief Executive Officer (Principal Executive Officer)