Form 10-Q
period 2013-06-30
DC BRANDS INTERNATIONAL INC
filed 2013-08-19
CIK 1393463

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - Q
_______________________________

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 1,825,263,457 shares of common stock, $.001 par value per share, as of August 19, 2013.

Transitional Small Business Disclosure Format (Check one): Yes☐ No☒

DC BRANDS INTERNATIONAL, INC.

ITEM 1. FINANCIAL STATEMENTS

DC BRANDS INTERNATIONAL, INC.

Consolidated Financial Statements

As of June 30, 2013 and 2012

(Unaudited)

DC Brands International, Inc.

Consolidated Balance Sheets

As of June 30, 2013 and December 31, 2012

	June 30	December 31
	2013	2012
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$1,051	$16,628
Accounts receivable	-	24,190
Inventory	120,834	147,169
Prepaid expenses	-	923
Total current assets	121,885	188,910

Property and equipment, net	-	7,401
Investments	50,000	-

Total assets	$171,885	$196,311

Liabilities
Current liabilities
Accounts payable	$137,039	$132,568
Accrued bonuses	1,800,000	1,800,000
Accrued interest payable	1,139,874	831,232
Accrued liabilities	-	673
Related party payable	229,133	229,133
Note payable to former officers	1,090,556	1,090,556
Short-term notes payable and current portion of long-term debt (Net of Unamortized Discount of $617,681 as of June 30, 2013 and $628,328 as of December 31, 2012)	4,111,265	3,696,783
Total current liabilities	8,507,867	7,780,945
Long-term debt (Net of Unamortized Discount of $94,695 as of June 30, 2013 and $189,389 as of December 31, 2012)	389,858	295,164
Total liabilities	8,897,725	8,076,109

Stockholders' deficit
Preferred Stock, $0.001 par value; 25,000,000 shares authorized
Series A Preferred Stock, 100,000 shares authorized; shares issued
and outstanding - 91,111 shares as of June 30, 2013 and December 31, 2012	91	91
Series B - G Preferred Stock, 100,000 shares authorized; shares issued
and outstanding - 60,849 shares as of June 30, 2013 and 61,943 shares as of December 31, 2012	61	62
Common Stock, $0.001 par value;5,000,000,000 shares authorized; shares issued
and outstanding - 602,004,630 as of June 30, 2013 and 6,371,725 as of December 31, 2012	602,005	6,372
Additional paid in capital	90,340,680	89,654,780
Accumulated deficit	(99,668,677)	(97,541,103)
Total stockholders' deficit	(8,725,840)	(7,879,798)

Total liabilities and stockholders' deficit	$171,885	$196,311

The accompanying notes are an integral part of these unaudited financial statements.

DC Brands International, Inc.

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2013 and 2012

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Revenues	$(10,199)	$43,689	$6,171	$108,890
Cost of goods sold	747	24,052	10,324	61,624
Gross margin	(10,946)	19,637	(4,153)	47,266

Operating Expenses
General and administrative (includes share based compensation of $0 for three months ended and $0 for six months ended June 30 2013 and $15,000 for three months ended and $33,000 for six months ended June 30 2012)	74,343	2,325,452	142,317	2,852,132
Sales and marketing	-	67,559	33,455	202,795
Severence agreement expense	-	1,265,800	-	1,265,800
Depreciation and amortization	782	6,683	3,301	1,843
Total operating expenses	75,125	3,665,494	179,073	4,322,570
Loss from operations	(86,071)	(3,645,857)	(183,226)	(4,275,304)

Other Expense (Income)
Interest expense	345,390	399,276	710,639	745,107
Gain on Sale of Assets	(3,500)	-	(8,000)	-
Loss on retirement of debt	836,644	545,461	1,241,709	1,166,241
Total other expense (income)	1,178,534	944,737	1,944,348	1,911,348
Loss Before Taxes	(1,264,605)	(4,590,594)	(2,127,574)	(6,186,652)
Provision for income taxes (Note 6)	-	-	-	-
Net Loss	$(1,264,605)	$(4,590,594)	$(2,127,574)	$(6,186,652)

Weighted average number of common shares outstanding	189,712,481	5,671,524	100,461,084	2,846,159

Basic and diluted net loss per common share	$(0.01)	$(0.81)	$(0.02)	$(2.17)

The accompanying notes are an integral part of these unaudited financial statements.

DC Brands International, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2013 and 2012

(unaudited)

	For Six Months Ended June 30,
	2013	2012
Cash used in operating activities
Net loss	$(2,127,574)	$(6,186,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,301	1,843
Common stock issued for services	-	33,000
Reduction of debt for use of facilities	-	(60,000)
Debt issued for services	-	157,914
Debt issued for payment of expenses	20,000	-
Loss on retirement of debt	1,241,709	1,166,241
Severance agreement expenses	-	1,265,800
Amortization of debt discount	398,567	293,485
Changes in operating assets and liabilities:
Accounts receivable	24,190	(19,794)
Inventory	26,335	34,852
Prepaid expenses	923	-
Accounts payable	4,471	(133,849)
Accrued bonuses	-	1,800,000
Accrued interest payable	312,074	428,308
Accrued liabilities	(673)
Related party payable	-	446,040
Net cash used in operating activities	$(96,677)	$(772,812)
Cash provided by investing activities
Sale of property and equipment	4,100	-
Net cash provided by investing activities	$4,100	$-
Cash provided by financing activities
Proceeds from notes payable	77,000	765,750
Net cash provided by financing activities	$77,000	$765,750
Net decrease in cash and cash equivalents	$(15,577)	$(7,062)
Cash and cash equivalents
Beginning of period	16,628	$15,939
End of period	$1,051	$8,877

Supplemental Disclosure of Noncash Investing and Financing Activities
Notes payable converted to common stock	$183,002	$918,249
Investment in Other Company	$50,000
Debt issued for services	$20,000
Discount on common and preferred stock	$-	$7,776
Common stock issued for retirement of debt and accrued interest	$1,428,144	$2,084,490
Preferred stock issued as incentive for debt	$-	$7,776
Accrued interest recassified to long-term debt	$3,432	$126,644
Disposition of fully depreciated PP&E	$217,920	$-
Accrued interest, related party payable, & long-term debt to related party reclassified to short-term debt	$-	$3,510,034
Preferred stock exchanged for debt	$439,836	$-
Supplemental Disclosure
Interest paid	$-	$7,814

The accompanying notes are an integral part of these unaudited financial statements.

DC Brands International, Inc.

Consolidated Statement of Stockholders’ Deficit

For the Six Months Ended June 30, 2013

	Series A Preferred Stock		Series B - G Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, Dec 31, 2012	91,111	$91	61,943	$62	637,172,528	$637,173	$89,023,979	$(97,541,103)	$(7,879,798)
Effect of retroactive 1-100 stock split	-	-	-	$-	(630,800,803)	(630,801)	$630,801	$-	$-
Balance December 31, 2012, as restated	91,111	91	61,943	$62	6,371,725	$6,372	$89,654,780	$(97,541,103)	$(7,879,798)
Common stock issued in exchange for retirement of debt							832,511		1,428,144
Preferred Stock exchanged for convertible debt			(1,094)	(1)	595,632,905	595,633	(439,835)		(439,836)
Discount on Notes Payable							293,224		293,224
Net loss								(2,127,574)	(2,127,574)
Balance, June 30, 2013	91,111	$91	60,849	$61	602,004,630	$602,005	$90,340,680	$(99,668,677)	$(8,725,840)

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

Financial Condition

The Company has incurred significant losses and negative cash flows since its inception.   In addition, the Company had negative working capital (current assets less current liabilities) at June 30, 2013.

On October 8, 2012 we entered into a Securities Purchase Agreement with HARDSave LLC, an entity managed by Alan Fishman and Dave Coppfer, former directors, which allowed it to invest up to a potential $1,250,000 pursuant to which it invested an additional $595,000 in our company and had the right to invest an additional $655,000 as needed to execute the national expansion business plan developed by our prior President, Stephen Horgan.  In January 2013, HARDSave LLC, terminated the Securities Purchase Agreement. In an effort to preserve cash, we have also restructured certain of our debt including $383,209 of debt owed to principals of HARDSave LLC, which was converted to 1,231_ shares of Series C Preferred Stock.

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

In January our C.E.O. (Stephen Horgan) resigned. We laid off all employees except for our C.F.O. (Bob Armstrong) and all members of the board resigned. Bob Armstrong has been named the acting C.E.O. and added to the board.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis of Presentation

These statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented. The accompanying financial statements should be read in conjunction with DC Brands’ consolidated financial statements for the years ended December 31, 2012 and 2011 filed in the Company’s Annual Report on Form 10K dated December 31, 2012, which includes all disclosures required by accounting principles generally accepted in the United States of America, or GAAP. The results of operations for the periods ended June 30, 2013 and 2012 are not necessarily indicative of expected operating results for the full year.

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

As of June 30 2013 there were no receivables. As of December 31, 2012, one customer represented 80% and a second customer represented 18% of the company’s accounts receivable.  Both customers are wholesale distributors, one who provides product to the military bases which represented 19% of the Company’s revenue volume during the twelve months ended December 31, 2012 and the other provides product to the Company’s single largest retail grocery outlet, which represented 22% of the Company’s revenue volume during the twelve months ended December, 2012.

Recent Accounting Pronouncements

During the period ended June 30, 2013, there were several new accounting pronouncements issued by the FASB.

Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

2.	Inventory

Inventory consisted of the following:

	June 30	December 31
	2013	2012
Finished goods	$78,089	$94,423
Work in process	42,745	42,745
Raw materials	-	10,001
	120,834	147,169
Allowance for obsolescence	-	-
	$120,834	$147,169

3.	Property and Equipment

Property and equipment consisted of the following:

	June 30	December 31
	2013	2012
Leasehold improvements	$-	$14,004
Office furniture and fixtures	-	31,521
Vehicles	-	5,863
Warehouse equipment	-	103,134
Computer equipment	11,772	75,170
	11,772	229,692
Accumulated depreciation	(11,772)	(222,291)
	$-	$7,401
Accumulated depreciation was adjusted in the 1st quarter of 2012 to correct some over amortization of some assets.

4.	Commitments and Contingencies

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

5.	Notes Payable

A summary of notes payable as of June 30, 2013 is as follows:

	Current	Long Term	Total
1 Note payable, originated in 2004, due in 2006, 6% interest rate, secured by assets of DC Brands, LLC, a wholly owned subsidiary	$538,888	$-	$538,888

1 Note payable originated in 2007, due in 2007, 36% interest, unsecured	10,000	-	10,000

1 Note payable originated in 2007, due in 2008, 24% interest, unsecured	14,267	-	14,267

6 Notes payable, originated in 2008, due at various dates from July to August 2010, 15% interest, unsecured	368,879	-	368,879

10 Notes payable, originated in 2010, due January 1, 2015, 10.25% interest, unsecured	483,504	1,451	484,955

8 Notes payable, originated in 2010 and 2011, due due at various dates from July 2013 to March 2014, 16% interest, unsecured	723,333	-	723,333

2 Notes payable, originated in 2011 and 2012, due Dec 31, 2013, 4% interest, unsecured	207,682	-	207,682

6 Notes payable, originated in 2011 &2012, due to be repaid from a portion of gross sales beginning in Feb 2012, 12% interest, unsecured	1,275,000	-	1,275,000

1 Note payable, originated in 2012, due June, 2013, 8% interest, unsecured	38,200	-	38,200

1 Note payable, originated in 2011, due Jan 1, 2014, 10.25% interest, unsecured	-	483,102	483,102

4 Notes payable, originated in 2011 & 2012, due in 2012 4% interest and a 15% redemption premium	142,759	-	142,759

2 Note payable, originated in 2011, due in 2012 6% interest	314,598	-	314,598

1 Note payable, originated in 2012, due in 2012 6% interest	25,000	-	25,000

1 Note payable, originated in 2013, due in 2015 4% interest	439,836	-	439,836

6 Notes payable, originated in 2013, due in 2015 0% - 10% interest	97,000	-	97,000

1 Note payable, originated in 2013, due in 2013 0% interest	50,000	-	50,000

	4,728,946	484,553	5,213,499
Unamortized discount	(617,681)	(94,695)	(712,376)

	$4,111,265	$389,858	4,501,123

Related party notes
1 Note payable, originated in 2010, callable with 366 day notice, 10% interest, unsecured	90,556	-	90,556

1 Note payable, originated in 2012, convertible into, common stock after 90 days. 10.25% interest rate, secured by all assets of DC Brands International Inc.	1,000,000	-	1,000,000

A summary of notes payable as of December 31, 2012 is as follows:

	Current	Long Term	Total
1 Note payable, originated in 2004, due in 2006, 6% interest rate, secured by assets of DC Brands, LLC, a wholly owned subsidiary	$538,889	$-	$538,889

1 Note payable originated in 2007, due in 2007, 36% interest, unsecured	10,000	-	10,000

1 Note payable originated in 2007, due in 2008, 24% interest, unsecured	14,266	-	14,266

6 Notes payable, originated in 2008, due at various dates from July to August 2010, 15% interest, unsecured	368,879	-	368,879

10 Notes payable, originated in 2010, due January 1, 2015, 10.25% interest, unsecured	535,465	1,450	536,915

8 Notes payable, originated in 2010 and 2011, due due at various dates from July 2013 to March 2014, 16% interest, unsecured	723,333	-	723,333

2 Notes payable, originated in 2011 and 2012, due Dec 31, 2013, 4% interest, unsecured	207,681	-	207,681

6 Notes payable, originated in 2011 &2012, due to be repaid from a portion of gross sales beginning in Feb 2012, 12% interest, unsecured	1,275,000	-	1,275,000

1 Note payable, originated in 2012, due June, 2013, 8% interest, unsecured	45,000	-	45,000

1 Note payable, originated in 2011, due Jan 1, 2014, 10.25% interest, unsecured	-	483,103	483,103

4 Notes payable, originated in 2011 & 2012, due in 2012 4% interest and a 15% redemption premium	195,000	-	195,000

1 Note payable, originated in 2011, due in 2012 6% interest	386,598	-	386,598

1 Note payable, originated in 2012, due in 2012 6% interest	25,000	-	25,000

	4,325,111	484,553	4,809,664
Unamortized discount	(628,328)	(189,389)	(817,717)

	$3,696,783	$295,164	3,991,947

Related party notes
1 Note payable, originated in 2010, callable with 366 day notice, 10% interest, unsecured	90,556	-	90,556

1 Note payable, originated in 2012, convertible into, common stock after 90 days. 10.25% interest rate, secured by all assets of DC Brands International Inc.	1,000,000	-	1,000,000

As of June 30, 2013 and December 31, 2012, twenty-six notes payable totaling $3,283,165 and thirteen twenty-four notes payable totaling $1,618,963, respectively, were past due.  There are no default penalties or fees that may be sanctioned against the Company for not paying the notes upon maturity.  The Company intends to restructure these notes into long-term debt or equity.

The Company settled notes payable and accrued interest payable totaling $183,002 and $918,249 during the six months ended June 30, 2013 and 2012, respectively by issuing 595,632,905 and  197,206  shares of common stock during the six months ended June 30, 2013 and 2012, respectively.  The Company valued the shares based upon the closing share price at each retirement date and recorded a loss on retirement of debt of $1,241,709 during the six months ended June 30, 2013, and a loss on retirement of debt of $2,232,041 during the six months ended June 30, 2012.

Transactions involving notes payable subsequent to June 30, 2013 are set forth in Note 10. Subsequent Events.

6.	Income Taxes

The Company has not filed tax returns since its inception.  The Company is in the process of preparing past tax returns and does not believe that it will be exposed to any risk of penalty or forfeiture of NOLs.

At June 30, 2013 and December 31, 2012, the Company provided a full valuation allowance against any calculated deferred tax asset based on the weight of available evidence, both positive and negative, including the Company’s history of losses, which indicate that it is more likely than not that such benefits will not be realized.

7.	Stockholders’ Equity

Issuances of Common Stock

All common shares have been retroactively adjusted for the 100 for 1 reverse stock split authorized by the board on March 8, 2013 and effective April 30, 2013.

The Company issued common stock during the six months ended June 30, 2013 as set forth below.  The common stock was valued at the fair market value at the date the Company became obligated to issue the shares.

The Company issued an aggregate of 595,632,905 shares of common stock on thirty-eight different occasions during the six months ended June 30, 2013, upon partial conversion of seven different notes.  The common stock was valued at the higher of current market price or $0.001 per share (par value).  The shares were collectively valued at $1,428,144.

Preferred Stock

The chart below details the number of preferred shares issued and conversion analysis.

Shares Issued	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Amount/ Total
Issued as of 06/30/2013	91,111	269	2,735	46,284	2,776	5,500	6,000
For conversion to debt	-	-	(1,094)	-	-	-	-	$(439,836)
	91,111	269	1,641	-	-	-	-	$(439,836)
% of Common Stock convertible into	51.25%	20.21%	1.63%	0.00%	8.12%	5.50%	6.00%	92.71%
	Voting Only			Upside Only
	Not Ownership
Common Stock O/S as of 6/30/13 (602,004,630)
Common Stock if Series Converted converted	632,887,467	152,487,773	9,993,277		53,217,209	35,066,770	38,407,895	922,060,391
Common stock if all Series converted at once	6,491,471,362	1,564,053,739	102,500,166		545,844,258	359,676,788	393,946,421	9,457,492,735

Series A Preferred Stock

The Series A Preferred Stock votes together with the common stock as a single class and the holders of the Series A Preferred Stock are entitled to such number of votes as shall equal 51.25% of the number of votes that may be cast by the outstanding shares of common stock.  The Series A Preferred Stock is not convertible into common stock and does not carry any redemption features. On April 20, 2013, Robert Armstrong, the acting CEO and CFO purchased the 91,111 shares of Series A Preferred stock formerly owned by HARDSave LLC as they chose to cancel their purchase contract for these shares.   These shares were purchased by Mr. Armstrong for a promissory note.

Series B Preferred Stock

The 269.40 shares of Series B preferred can be converted into 20.21% of the common stock of the company. As of 06/30/2013 the Company would need to issue 152,487,773 shares of common shares if all of the Series B preferred was converted. As of 06/30/2013 the Company would need to issue 1,564,053,739 shares of common shares to the Series B holders if all of the preferred shares in all series were converted.

Series C Preferred Stock

The Class C Preferred Stock has no dividend, liquidation or voting rights. The Class C Preferred Stock is convertible at any time after the 13th month after the date of its issuance into such number of shares of common stock of the Company as shall equal 1% of the outstanding common shares on the date of conversion divided by 1,000.  During the first quarter of 2013 one holder of C shares converted their 1,094 shares of stock into a convertible debt security.  The 1,641 shares of Series C preferred can be converted into 1.63% of the common stock of the Company. As of 06/30/2013 the Company would need to issue 9,993,277 shares of common shares if all of the Series C preferred was converted. As of 06/30/2013 the company would need to issue 102,500,166 shares of common shares to the Series C holders if all of the preferred shares in all series were converted.

Series D Preferred Stock

The Class D Preferred Stock has no dividend, conversion or voting rights. The Class D Preferred Stock is entitled to a liquidation preference equal to 40% of the proceeds of any sale of shares of common stock in excess of 25% of the outstanding shares, a liquidation or winding up, the sale of 20% of the Series A Preferred.

Series E Preferred Stock

The Class E Preferred Stock has no liquidation or voting rights. The Class E Preferred Stock is entitled to a 10.25% dividend that is payable quarterly beginning in month 14 after issuance. Each share of the Class E Preferred Stock is convertible at any time after month 13 into such number of shares of common stock of the Company as shall equal $2,500 of the outstanding common shares on the date of conversion. As of 06/30/2013 the Company would need to issue 53,217,209 shares of common shares if all of the Series E preferred was converted. As of 06/30/2013 the Company would need to issue 554,844,258 shares of common shares to the Series E holders if all of the preferred shares in all series were converted.

Series F Preferred Stock

The Class F Preferred Stock has no dividend, liquidation or voting rights. The Class F Preferred Stock is convertible at any time after the 6th month into such number of shares of common stock of the Company as shall equal 1.0% of the outstanding common shares on the date of conversion divided by 1,000. The Company has the right to redeem the Class F Preferred at a redemption price of $286.86 per share. As of 06/30/2013 the Company would need to issue 35,066,770 shares of common shares if all of the Series F preferred was converted. As of 06/30/2013 the Company would need to issue 359,676,788 shares of common shares to the Series F holders if all of the preferred shares in all series were converted.

Series G Preferred Stock

The Class G Preferred Stock has no dividend, liquidation or voting rights. The Class G Preferred Stock is convertible at any time after the 13th month into such number of shares of common stock of the Company as shall equal 1.0% of the outstanding common shares on the date of conversion divided by 1,000. The Company has the right to redeem the Class G Preferred at a redemption price of $1,250.00 per share. As of 06/30/2013 the Company would need to issue 38,407,895 shares of common shares if all of the Series G preferred was converted. As of 06/30/2013 the Company would need to issue 393,946,421 shares of common shares to the Series G holders if all of the preferred shares in all series were converted.

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

Transactions involving common stock subsequent to June 30, 2013 are set forth in Note 10. Subsequent Events.

8.	Share Based Compensation Expense

The Company recognizes expense associated with shares issued for services over the service period.  The shares are valued based upon the fair value of the common stock on the date that the Company becomes obligated to issue the shares.  Expenses associated with shares issued for services are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
General and administrative	$-	$15,000	$-	$33,000
	$-	$15,000	$-	$33,000

9.	Related Party Transactions

The Company had related party payables and note payable to former officers of $1,319,689 and $1,319,689 at June 30, 2013 and December 31, 2012, respectively consisting primarily of notes payable to former officers.  Of the $1,319,689 of related party payables, $1,000,000 was owed to Mr. Pearce in the form of a secured convertible promissory note and $319,689 was owed to Mr. Alcamo ($216,175 for deferred salary payable, $12,958 for royalties owed in accordance with the bottle cap license agreement and $90,556 in the form of an unsecured promissory note).  Richard Pearce, our former Chief Executive Officer, and Jeremy J Alcamo, our former Executive Vice President, have received a design patent in the United States (US D 576,877S) for the flip-top compartment which we currently use on our H.A.R.D. Nutrition bottles, which they have licensed to us on an exclusive basis for a fee based upon the number of products sold that contain the cap.  The royalty agreement with Richard Pearce and Jeremy Alcamo is for a term of five years and is renewable by the Company for five additional one year terms and provides that they are entitled to receive 5 cents per cap or 2 1/2 cents each for each bottle cap sold.  The bottle cap is a specialized cap that contains the vitamin supplements in the Company’s functional water system. The agreement may be immediately terminated upon the occurrence of: (i) a default in payments due thereunder if the default has continued for ten days after notice of the default was given; (ii) upon a party’s insolvency, assignment for the benefit of creditors of filing of a bankruptcy petition; or (iii) a party’s refusal or failure to perform an obligation under the agreement if such default is not cured within ten days of notice thereof.   The related party payables are non-interest bearing and due on demand.  We have 1 note payable originated in 2011 with an aggregate principal balance of $386,598 due in 2012 bearing interest at 6%. This note is from Cut & Dried Productions, LLC a company that Richard Pearce, the former CEO of DC Brands International, owns a majority of.

On April 20, 2013, Robert Armstrong, the acting CEO and CFO purchased the 91,111 shares of Series A Preferred stock formerly owned by HARDSave LLC as they chose to cancel their purchase contract for these shares.   These shares were purchased by Mr. Armstrong for a promissory note.

10.	Subsequent Events

Subsequent to June 30, 2013, the Company issued common stock as follows:

	Shares	Common Stock	Additional Paid in Capital	Amount
For conversion of debt	1,223,258,827	$1,223,259	$-	$1,223,259
	1,223,258,827	$1,223,259	$-	$1,223,259

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

General

The following analysis of our consolidated financial condition and results of operations for the three months ended June 30, 2013 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Quarterly Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2012 and the other information set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Overview

We commenced sales of our H.A.R.D. Nutrition Functional Water Systems in August 2009 at King Soopers. From our inception to June 30, 2013, we had incurred an accumulated deficit of $99,668,677.  Our accumulated deficit through June 30, 2013 is primarily attributable to our issuance of stock compensation.

To date, we have met substantially all of our financing needs through private sale of shares of our common stock and other equity securities and loans from investors. We have raised a total of approximately $16,000,000 from our equity and debt financings subsequent to our acquisition of DC Brands, LLC in 2004. In addition, we have an accounts receivable factoring agreement with Liquid Capital Exchange, Inc. (“Liquid Capital”) pursuant to which we have agreed to sell, and Liquid Capital has agreed to purchase, certain of the accounts arising from the sale of our products. Liquid Capital in its sole discretion may advance up to 80% of the face amount of the accounts purchased less an applicable discount fee up to a maximum of $75,000. In order to secure our payment of all our indebtedness and obligations to Liquid Capital, we granted Liquid Capital a security interest and lien upon our accounts and our other assets. However, we currently have no accounts receivable and therefore have not been able to use the factoring arrangement this past quarter.  In July 2011 we entered into a $10 million equity funding facility with Southridge Partners II, LP, which is subject to various conditions being met prior to our use of the facility. There can be no guarantee that any funds will be derived from the equity line. If our revenue from sales and payments derived from our factoring arrangement and financing from our equity funding facility is not sufficient to meet our ongoing expenses we will need additional financing.

Recent Developments

On May 30, 2013 we entered into the tea business when we purchased 15% of Village Tea Company Distribution, Inc. (“Village Tea”) , a manufacturer and distributor of premium blends of loose leaf tea.  We believe that there is synergy between us and Village Tea and we intend to provide various services to Village Tea such as aiding Village Tea with their manufacturing and bottling needs .

Results of Operations

Quarter ended June 30, 2013 Compared to quarter ended June 30, 2012

Revenue- During the quarter ended June 30, 2013, we generated revenue of $-10,199, due to the writing off of a bad debt from the first quarter related to the sale of our H.A.R.D, Nutrition Functional Water System which commenced in August 2009. During the same period of 2012, we had revenue of $43,689.  Our gross margin decreased from $19,637 for the quarter ended June 30, 2012 to $-10,946 for the quarter ended June 30, 2013. Our cost of goods sold decreased approximately 97% to $747 for the quarter ended June 30, 2012 from $24,052 for the quarter ended June 30, 2012.  The decrease in the cost of goods sold was attributable to the decrease in sales.    Sales of our H.A.R.D, Nutrition Functional Water System and H.A.R.D. Nutrition supplements accounted for 100% and 0% respectively of our revenue for the quarter ended June 30, 2013.

Expenses- Our total operating expenses, excluding depreciation and amortization, for the quarter ended June 30, 2013 were $74,343 as compared to $3,658,811 for the quarter ended June 30, 2012.

General and administrative expenses were $74,343 and $2,325,452 for the quarters ended June 30, 2013 and June 30, 2012, respectively and included salaries, legal, accounting and other professional fees and occupancy related expenses. The general and administrative expenses of $74,343 for the quarter ended June 30, 2012 included $0 for salaries, 68,765 for legal accounting and other professional expenses, and $2,268 for occupancy related expenses. Included in general and administrative expenses was stock based compensation expense for services provided by vendors and employees of $15,000 for the quarter ended June 30, 2012. The remaining general and administrative expenses $2,310,452 for the quarter ended June 30, 2012 included $321,612 for salaries, 144,413 for legal accounting and other professional expenses, $1,800,000 in accrued bonuses related to Richard Pearce’s severance agreement, and $36,407 for occupancy related expenses.

Sales and marketing consisted of advertising and other promotional expenses. Sales and marketing expenses were $0 and $67,559 for the quarters ended June 30, 2013 and June 30, 2012.
Interest expense for the quarter ended June 30, 2013 decreased 13% to $345,390 from $399,276 for the quarter ended June 30, 2012.

Net loss for the quarter ended June 30, 2013 decreased 72% to $1,264,605 as compared to $4,590,594 for the quarter ended June 30, 2012 and was attributable to the Richard Pearce severance agreement in 2012.

Liquidity and Capital Resources

Revenues

At June 30, 2013 we had cash and cash equivalents of $1,051 as compared to $16,628at December 31, 2012.  Our working capital deficit at June 30, 2013 was $8,385,982 and at December 31, 2012 was $7,592,035.

For the six months ended June 30, 2013 our cash used in operating activities was $96,677.  Our primary sources and uses of cash from operating activities for the period were losses from operations, loss on retirement of debt, and amortization of debt discount of $ 487,298.

Net cash provided by financing activities for the six months ended June 30, 2013 was $77,000.

Current and Future Financing Needs

We have incurred an accumulated deficit of $99,668,677 through June 30, 2013. We have incurred negative cash flow from operations since we started our business. At June 30, 2013, we had short term and long term debt of $5,820,812, which includes related party debt.   We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our advertising and marketing campaign,  and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.  If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements for the next few months. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we may need to raise additional funds, whether through a stock offering or otherwise.

We also have note payable commitments with respect to various notes payable issued to unaffiliated third parties who are accredited investors. A summary of notes payable as of June 30, 2013 is as follows: At June 30, 2013 we had 54 notes outstanding, of which twenty-six notes or 71% of the aggregate principal balance were past due. We have one note payable with a principal balance of $538,889 bearing interest at 6% and due in 2006.  We had two notes with and aggregate principal balance of $24,266 bearing interest from 24% to 36% and due in 2007 and 2008.  To date no demands for payment have been received on these three notes.  Notes in the aggregate principal amount of $368,878 bearing interest at a rate of 15% are owed to 6 investors in our private placements are past due and to date no demand for payment has been made. The $5 million revolving note with a principal outstanding balance as of June 30, 2013 of $1,451 bears interest at a rate of 10.25% per annum and matures on January 1, 2015. The revolving note can be converted into shares of common stock at 20% of the closing price of the stock on the day prior to conversion. During the three months ended June 30, 2013, $0 was assigned to other lenders who still hold $483,504 in outstanding principle at the balance sheet date. The conversion rates for these assigned notes range from 50% - 70% of the average closing trade or bid price for the five to ten days prior to conversion; and others have a conversion rate the lower of a set dollar amount or 60 - 65% of the lowest two trade or bid prices for the 5-10 days prior to the conversion date. We have 8 notes payable with an aggregate principal balance of $723,333 originated in 2010 and 2011 with a 36 month maturity bearing interest at 16%. We have 6 notes payable with an aggregate principal balance of $1,275,000 originated in 2011 with a 24 month maturity bearing interest at 12%. 106 shares of Series B preferred stock were issued in conjunction with these notes. We have two notes payable with a principal balance of 207,682 originated in 2011 and 2012 that converted a payable overdue to one of our vendors. The notes bear interest at 4% and have a maturity of 12/31/13. We have one note payable originated in 2012 with an aggregate principal balance of $38,200 originated in 2012 with a 9 month maturity bearing interest at 8%. This note is convertible into common stock after 6 months. We have one note payable originated in 2011 with an aggregate principal balance of $483,102 originated in 2011 with a maturity date of December 31, 2015 bearing interest at 4%. We have 4 notes payable originated in 2011and 2012 with an aggregate principal balance of $142,759, bearing 4% interest, which matures in December 2012 and carries a 15% redemption premium.  We have one $25,000 note that bears interest at 6% that was originated in 2012 and due in 2012.  We have one note originated in 2013 that was a conversion from Series C Preferred stock in the amount of $439,836 and bears interest at 6%.  This note is convertible into common stock of the company at a 60% discount from market.  We have 6 notes originated in 2013 with an aggregate principal balance of $97,000 and maturity dates from 9 months to 12 months.  These notes are convertible into common stock of the company at discount rates from 50% to 60% from current market.  We have one note originated in 2013 for the purchase of the Village Tea Company shares.  It is due in 2013.

Related Party Notes

We have 2 note originated in 2011 with an aggregate principal balance of $314,598 due in 2012 bearing interest at 6%. This note is from Cut & Dried Productions, LLC a company that Richard Pearce, the CEO of DC Brands International, owns a majority of. Bob Armstrong, the CFO and Acting CEO owns $50,000 of that note. We have a note with a principal balance of $90,556 that are related party payables owed to Jeremy Alcamo. They bear interest at a rate of 10% and is callable with 366 days notice which classifies it as long term debt.   We also have a $1,000,000 note due to Richard Pearce our former CEO that bears interest at 10.25% and is convertible into common stock at a 60% discount to the current market rate.

A summary of notes payable as of June 30, 2013 is as follows:

	Current	Long Term	Total
1 Note payable, originated in 2004, due in 2006, 6% interest rate, secured by assets of DC Brands, LLC, a wholly owned subsidiary	$538,888	$-	$538,888

1 Note payable originated in 2007, due in 2007, 36% interest, unsecured	10,000	-	10,000

1 Note payable originated in 2007, due in 2008, 24% interest, unsecured	14,267	-	14,267

6 Notes payable, originated in 2008, due at various dates from July to August 2010, 15% interest, unsecured	368,879	-	368,879

10 Notes payable, originated in 2010, due January 1, 2015, 10.25% interest, unsecured	483,504	1,451	484,955

8 Notes payable, originated in 2010 and 2011, due due at various dates from July 2013 to March 2014, 16% interest, unsecured	723,333	-	723,333

2 Notes payable, originated in 2011 and 2012, due Dec 31, 2013, 4% interest, unsecured	207,682	-	207,682

6 Notes payable, originated in 2011 &2012, due to be repaid from a portion of gross sales beginning in Feb 2012, 12% interest, unsecured	1,275,000	-	1,275,000

1 Note payable, originated in 2012, due June, 2013, 8% interest, unsecured	38,200	-	38,200

1 Note payable, originated in 2011, due Jan 1, 2014, 10.25% interest, unsecured	-	483,102	483,102

4 Notes payable, originated in 2011 & 2012, due in 2012 4% interest and a 15% redemption premium	142,759	-	142,759

2 Note payable, originated in 2011, due in 2012 6% interest	314,598	-	314,598

1 Note payable, originated in 2012, due in 2012 6% interest	25,000	-	25,000

1 Note payable, originated in 2013, due in 2015 4% interest	439,836	-	439,836

6 Notes payable, originated in 2013, due in 2015 0% - 10% interest	97,000	-	97,000

1 Note payable, originated in 2013, due in 2013 0% interest	50,000	-	50,000

	4,728,946	484,553	5,213,499
Unamortized discount	(617,681)	(94,695)	(712,376)

	$4,111,265	$389,858	4,501,123

Related party notes
1 Note payable, originated in 2010, callable with 366 day notice, 10% interest, unsecured	90,556	-	90,556

1 Note payable, originated in 2012, convertible into, common stock after 90 days. 10.25% interest rate, secured by all assets of DC Brands International Inc.	1,000,000	-	1,000,000

OUR PLAN OF OPERATIONS

OPERATING MODEL AND REPORTING STRUCTURE

DC BRANDS INTERNATIONAL, INC.

We, together with our wholly owned subsidiary DC Nutrition, Inc., specialize in the manufacture, marketing and distribution of health related products that utilize natural botanicals, vitamins, minerals and supplements aimed at maximizing the full potential of the body.    Until recently, our focus has been on the sale of two distinct types of products under our H.A.R.D Nutrition label (our Functional Water Systems and nutritional supplements).  To date, our revenue has been derived substantially from the sale of our Functional Water Systems.  Due to our limited capital resources we. have suspended the sale of our nutritional supplements and focused solely on the sale of  Functional Water Systems tailored to different health and daily needs, namely, our performance, strength and training line, our wellness and beauty line, our weight loss and diet line and our energy line Our H.A.R.D. Nutrition Functional Water Systems provide consumers with the convenience of the unique combination of nutraceutical supplements with a functional beverage.  All of the products sold under our H.A.R.D. Nutrition Functional Water Systems are sold in a bottle which combines in one container water, which is lightly flavored, with vitamins stored in our patented, licensed flip top compartment on the top of the bottle.  The water provides the hydration and catalyst needed for absorption of the specially formulated nutraceutical capsules contained in the bottle’s flip top cap compartment.  During the period ended June 30, 2013, we derived $1,050 representing 1000% of our revenue from sales of our Functional Water Systems. This amout was offset by a write off of accounts receivable bringing our sales for the quarter negative.  During the year ended June 30, 2012, we derived $33,382 representing 76% of our revenue from sales of our Functional Water Systems.

The other products previously sold under our H.A.R.D. Nutrition label are traditional supplements “not in the cap on top of the Water Systems” which are made from a mixture of herbs and have been formulated to help maintain good health by providing the supplements that we believe are needed by our body which cannot be directly obtained from foods.  Our sale of nutritional supplements has not generated as much revenue as the sale of our Functional Water Systems. During the period ended June 30, 2013, we derived $0 representing0% of our revenue from sales of our H.A.R.D. Nutritional Supplement products.  During the period ended June 30, 2012, we derived $10,307 representing 24% of our revenue from sales of our H.A.R.D. Nutritional Supplement products.

On May 30, 2013 we purchased 15% of Village Tea Company distribution, Inc. They manufacture and distribute premium blends of loose leaf tea.

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

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the period ended June 30, 2013.

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

Accounts Receivable

In the past pur accounts receivable have been  unsecured, and we have been  at risk to the extent such amounts become uncollectible. Management continually monitors accounts receivable balances and provides for an allowance for doubtful accounts at the time collection becomes questionable based on payment history or age of the receivable. We sell products generally on net 30 day terms. We do not normally charge financing fees on late payments. Accounts receivable are charged to the allowance for bad debts when we have exhausted all reasonable means of collection.  We did not have an allowance for doubtful accounts at December 31, 2012 or March 31, 2013 as we deemed our accounts receivable all to be collectible.

Our method of determining the allowance for doubtful accounts and estimates used therein are subject to the risk of change if, in the future, our sales volume and type of customers would change.

As of December 31, 2012 and June 30, 2013, there were no past due receivables.

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

Recently Issued Accounting Standards

During the period ended June 30, 2013, there were several new accounting pronouncements issued by the FASB.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Contractual Obligations

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.      Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) who also serves as our  Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO who also serves as our  CFO concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2013 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO who is also our  CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April through June 2013 we issued to eight debtors an aggregate of 591,359,004 shares of our common stock in conjunction with conversion of debt.  These issuances were exempt from registration under Section 3(a)(9) of the Securities Act of 1933. Each individual acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

Subsequent to June 30 we issued to five debtors an aggregate of 1,223,258,827 shares of our common stock in conjunction with conversion of debt.  .  These issuances were exempt from registration under Section 3(a)(9) of the Securities Act of 1933. Each individual acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

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

DATE: August 19, 2013	DC BRANDS INTERNATIONAL, INC. (Registrant)

	By:	/s/Robert H. Armstrong
Robert H. Armstrong Chief Executive Officer (Principal Executive Officer)