Form 10-Q/A
period 2013-09-30
DC BRANDS INTERNATIONAL INC
filed 2013-11-21
CIK 1393463

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

Explanatory Note

DC Brands International, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on November 19, 2013 (the “Original Filing Date”), for the sole purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

DC BRANDS INTERNATIONAL, INC. (Registrant)

	By:	/s/ Robert H. Armstrong
DATE: November 21, 2013		Robert H. Armstrong Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)