Form 10-Q/A
period 2013-09-30
DC BRANDS INTERNATIONAL INC
filed 2013-11-25
CIK 1393463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10–Q/A
Amendment No. 2
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

Explanatory Note

DC Brands International, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on November 19, 2013 and November 22, 103 respectively, for the sole purpose of adding disclosure to the cover of the Form 10-Q that was inadvertently omitted from the Form 10-Q/A filed on November 19, 2013. In addition, the Company is again furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

Item 6.	Exhibits

Exhibit Number	Exhibit Title
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

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

DC BRANDS INTERNATIONAL, INC. (Registrant)

	By:	/s/ Robert H. Armstrong
DATE: November 25, 2013		Robert H. Armstrong Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)