Form 10-K
period 2013-12-31
DC BRANDS INTERNATIONAL INC
filed 2014-04-15
CIK 1393463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No  ☒

The number of shares of the issuer’s common stock issued and outstanding as of April 14, 2014 was 2,706,214,244 shares.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second quarter. $10,104,870 based upon $0.02 per share which was the last price at which the common equity purchased by non-affiliates was last sold.

Documents Incorporated By Reference:  None

 DC BRANDS INTERNATIONAL, INC.

  FORM 10-K

For the Year Ended December 31, 2013

		Page
PART I.

Item 1.	Business	1
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4.	Mining Safety Disclosures	10

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
Item 6.	Selected Financial Data	11
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data	F-1
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	20
Item 9A.	Controls and Procedures	21
Item 9B.	Other Information	22

PART III.

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance	22
Item 11.	Executive Compensation	23
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions and Director Independence	26
Item 14.	Principal Accounting Fees and Services	27

PART IV.

Item 15.	Exhibits and Financial Statement Schedules	27

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

ii

Item 1.     Business

Company Overview

On April 4, 2014 we announced a new direction for the Company.  We intend to become a service provider to the expanding Colorado marijuana industry. DC Brands, through its newly formed, 80% owned subsidiary, DC Brands Green Investments, LLC intends to provide accounting, security, compliance, payroll processing and tax payment services to fully licensed Colorado medical and recreational marijuana businesses.

Due to current banking restrictions many fully licensed Colorado marijuana growers and sellers are forced to do business in only cash.  This creates many challenges in banking, paying employees, paying taxes, etc. The Company currently has a $1.0 million funding commitment from one of our existing debt partners and is in discussions with several others for additional commitments to fund this new business opportunity. During most of 2013 the  Company was in a restructuring mode. We previously had been engaged in the manufacture, marketing and distribution of health related products that utilize natural botanicals, vitamins, minerals and supplements and are aimed at maximizing the full potential of the body and  the sale of our products under our H.A.R.D Nutrition label.  To date, a substantial portion of our revenue has been derived from the sale of our products under this label.

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

BUSINESS

We, together with our 80% owned subsidiary DC Brands Green Investments, LLC intend to specialize in providing financing, accounting, security, compliance, payroll processing and tax payment services to fully licensed Colorado medical and recreational marijuana businesses.   In the past, we had been engaged in the manufacture, marketing and distribution of health related products that utilize natural botanicals, vitamins, minerals and supplements aimed at maximizing the full potential of the body and more recently specialized tea products.   In May 2013 we entered into the tea business when we purchased 15% of Village Tea Company Distribution, Inc. (“Village Tea”) , a manufacturer and distributor of premium blends of loose leaf tea.  We believed that there was synergy between us and Village Tea and we had intended to provide various services to Village Tea such as aiding Village Tea with their manufacturing and bottling needs.   Prior to May 2013, our focus had been on the sale of two distinct types of products under our H.A.R.D Nutrition label (our Functional Water Systems and nutritional supplements).  To date, our revenue has been derived substantially from the sale of our Functional Water Systems.  Due to our limited capital resources  we had suspended the sale of our nutritional supplements in 2013 and  focused solely on the sale of Functional Water Systems tailored to different health and daily needs, namely, our performance, strength and training line, our wellness and beauty line, our weight loss and diet line and our energy line. However, due to limited resources we have temporarily discontinued manufacturing and marketing of our H.A.R.D. Nutrition products.

The H.A.R.D. Nutrition Functional Water Systems provide consumers with the convenience of the unique combination of nutraceutical supplements with a functional beverage.  All of the products sold under our H.A.R.D. Nutrition Functional Water Systems are sold in a bottle which combines in one container water, which is lightly flavored, with vitamins stored in our patented, licensed flip top compartment on the top of the bottle.  The water provides the hydration and catalyst needed for absorption of the specially formulated nutraceutical capsules contained in the bottle’s flip top cap compartment.  During the year ended December 31, 2013, we derived $10,460 representing 100% of our revenue from sales of our Functional Water Systems.  During the year ended December 31, 2012, we derived $85,966, representing 79% of our revenue, from sales of our Functional Water Systems.

The other products previously sold under our H.A.R.D. Nutrition label are traditional supplements “not in the cap on top of the Water Systems” which are made from a mixture of herbs and have been formulated to help maintain good health by providing the supplements that we believe are needed by our body which cannot be directly obtained from foods.  Our sale of nutritional supplements has not generated as much revenue as the sale of our Functional Water Systems. During the year ended December 31, 2012, we derived $34,927 representing 21% of our revenue from sales of our H.A.R.D. Nutritional Supplement products.  During the year ended December 31, 2010, we derived $0 representing 0% of our revenue from sales of our H.A.R.D. Nutritional Supplement products.

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

Our principal offices are located at 1685 South Colorado Blvd, Suite S291, Denver, Colorado 80222.  Our telephone number is (720)281-7143.

History

We were incorporated under the laws of the State of Colorado on April 29, 1998 as Telamerge Holding Corp.  (“Telamerge”).  Telamerge was originally formed for the purpose of, and engaged in the business of providing telemarketing services.  Telamerge did not have meaningful business activity prior to its acquisition of DC Brands, LLC, a Florida limited liability company in 2004.

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

All common shares have been retroactively adjusted for the 100 for 1 reverse stock split authorized by the board on August 23, 2013 and effective October 3, 2013.

All common shares have been retroactively adjusted for the 100 for 1 reverse stock split authorized by the board on March 8, 2013 and effective April 30, 2013.

All common shares have been retroactively adjusted for the 200 for 1 reverse stock split authorized by the board on May 21, 2012 and effective June 28, 2012.

Existing Products

During 2013, we sold one distinct type of product under our H.A.R.D. Nutrition label, our Functional Water Systems.  Until recently, we also sold our Nutritional Supplements under such label. Each product line is further divided into similar categories based upon its targeted results, namely our performance, strength and training products, wellness products, energy products and weight loss and diet products.  Each product was developed to attain its desired result based upon our research of third party documented studies as to which vitamins and herbs are likely to produce our desired results.  After establishing what we believe the general consensus is regarding a particular nutraceutical’s typical effects, we then create mixtures of products to help achieve the desired result.  We don’t use any “secret” ingredients or seek to include any particularly unusual vitamins and herbs in our products but rather seek to rely on established expectations regarding the intended effects of such nutraceuticals, recognizing that such intended effects have not been confirmed in any respect by the U.S. Food and Drug Administration or any other governmental agency, and as such may, in fact, not be effective.  We do not engage in formal testing of the achievement of desired results of our products but do receive feedback from existing customers which is recorded and referred to when modifying or creating new products.  We believe what makes us unique is not necessarily the vitamin and herb combinations chosen by our herbalist in our products themselves, but rather delivering those chosen nutraceuticals in our patented flip-top cap together with each product in our Functional Water System rather than relying on delivering the vitamins and herbs in only liquid form as part of the actual drink, as our competitors do.

Our Functional Water Systems

Our Functional Water Systems are a unique combination of a functional beverage and a nutraceutical.  Due to our unique bottle design we are able to provide consumers with a combination of a beverage and a nutraceutical supplement all in one convenient bottle. We currently manufacture nine unique water systems, each of which is designed to provide a specific functional benefit for the body and can be further categorized into one of our four subcategories based upon the functional benefit desired (performance, strength and training- fitness- wellness and beauty- weight loss and diet and energy).  Each system includes supplements, vitamins and minerals that are enclosed in our proprietary licensed cap which is attached to our bottle filled with a lightly flavored water specially formulated to act as a catalyst for the enclosed supplements. When the supplements and flavored water are combined they provide the body with the nutrients believed needed to achieve the desired result.  Wrapped around each bottle is a rubber bracelet with our message “Your life won’t change until you change your life” which we believe creates a unique brand loyalty and identification tool.  The Functional Water Systems have a shelf life of one year, which is the shelf life in the industry for most of the products stored in PET bottles that contain vitamin additives.  We conduct periodic tests of the color, flavor and desired results of our products in house.  Each product contains a label with a date stamp that specifies the shelf life.

Our nine different systems are Health +, Fat Fighter, Get Over It, Whacked Energy, Think!, Win, Fix It, Cleanse +, and Rebuild and Recover.  The Daily Basics is a wellness product that includes vitamins and supplements.  The Fat Fighter falls under the diet and weight loss category. The Get Over It-Feel Better Now is a wellness product that is a blend of vitamins, herbs and minerals. The Get Over It water system is being marketed to combat hangovers.  Whacked Energy and Wide Awake are part of our energy line.  Win is geared towards athletes for use when conducting fitness training. Fix It! is a combination of herbs and supplements. Cleanse+ is a 12 day total body cleansing system intended to be taken once every 90 days and Rebuild and Recover is a very potent combination of products targeted towards the serious athlete. All of our products contain ingredients that are intended to provide health related benefits.

We commenced sales of our H.A.R.D. Nutrition Functional Water Systems in August 2009.  During the year ended December 31, 2013, we derived $10,460 representing 100% of our revenue from sales of our Functional Water Systems.  During the year ended December 31, 2012, we derived $128,905 representing 79% of our revenue from sales of our Functional Water Systems

Our Nutritional Supplements

In early 2013 and until such time as additional funding is received, we suspended the sales of our Nutritional Supplement products.

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

Our second largest product line in terms of sales revenue was our H.A.R.D. Nutritional Supplement products. During the year ended December 31, 2013, we derived $0 representing 0% of our revenue from sales of our H.A.R.D. Nutritional Supplement products. During the year ended December 31, 2012, we derived $34,927 representing 21% of our revenue from sales of our H.A.R.D. Nutritional Supplement products.  The H.A.R.D. Nutritional Supplement products are primarily sold to retailers or by orders placed at our corporate headquarters, website and certain smaller retail establishments such as gyms and fitness centers.

During the last two years we did not spend any funds on research and development activities.

Marketing

Our new line of business is anticipated to be marketed solely in Colorado due to favorable local and state regulations.

We have suspended our marketing efforts for our H.A.R.D.  Nutrition Supplement products pending receipt of financing for these efforts. During 2013, our marketing efforts for our Hard Nutrition Supplement products were as  primarily through the sale of our products through the internet.  During 2012, our marketing efforts had been focused on the expansion of both our Functional Beverage and Nutritional Supplement lines into locations in Southern California.  In September 2012, we signed an agreement with LA Libations for the expansion of the marketing of our products both in other states as well as with national retailers. In December 2012, we signed a distribution agreement with LA Distribution for the County of Los Angeles.  Prior thereto, our marketing focus had exclusively been concentrated in the Colorado area.  We have used various forms of advertising as part of our marketing campaigns, including associations with well known public figures in the Colorado area and the promotion of our products on Denver’s local 850 KOA radio station by Dave Logan, a former NFL player and one of the KOA announcers. Our promotional agreement with Mr. Logan terminated in 2011.

Funding

To date, we have met substantially all of our financing needs through private sale of shares of our common stock and other equity securities and loans from investors.

On October 8, 2012 we entered into a Securities Purchase Agreement with HARDSave LLC, an entity managed by Alan Fishman and Dave Coppfer, former directors, which allowed it to invest up to a potential $1,250,000 pursuant to which it invested an additional  $595,000 in our company and had the right to invest an additional $655,000 as needed to execute the national expansion business plan developed by our prior President, Stephen Horgan.  In early 2013, HARDSave LLC, terminated the Securities Purchase Agreement.

On February 27, 2013, we received proposed terms from a creditor, as well as other creditors, to provide funding for us in the form of convertible debt.  We received funding from such creditor that has been used to continue our current operations.  In an effort to preserve cash, we liquidated our raw material inventory and warehouse assets and moved the functional beverage inventory into a much smaller location.  As a cost savings measure, we intend to subcontract the manufacture of the supplements that are included in the Functional Beverage systems as opposed to manufacturing them ourselves.

We have raised a total of approximately $16,000,000 from our equity and debt financings subsequent to our acquisition of DC Brands, LLC in 2004. Our continued operations in the beverage business and our new line of business are dependent upon our receipt of additional financing.  Although we have received funding from one creditor and have oral commitments from others, we cannot guarantee that the funding provided will be sufficient to continue our current operations or our intended operations and we cannot guarantee that we will receive enough funding to allow us to recontinue our nutritional supplement product sales.  The oral commitment is solely for our new line of business and therefore we will be unable to recontinue our H.A.R.D. Nutrition or (tea) business without commitments for funding for those business lines.

MANUFACTURING AND QUALITY CONTROL

Due to limited resources we have temporarily ceased manufacturing of our Hard Nutrition products. In the past, our Hard Nutrition products are manufactured by third parties and we are reliant upon these third parties to maintain proper quality control.   Our manufacturer is required to maintain good manufacturing compliance.  We also do our own random testing of our products to ensure that they meet our specific quality standards.  Inasmuch as we do not manufacture the products, we are not subject to good manufacturing regulations, however we are subject to inspection of our corporate headquarters where the raw materials of our products are kept in inventory.

DISTRIBUTION

Since 2013, the Company has been in a restructuring mode with limited sales. During 2012, the focus of our marketing had been the expansion of both our Functional Beverage and Nutritional Supplement lines into strategic locations in Southern California.  We signed an agreement with LA Libations in September 2012 for the expansion of the marketing of our products both in other states as well as with national retailers. In December 2012, we signed a distribution agreement with LA Distribution for the County of Los Angeles. Prior to June 2012, our market focus had been in the Colorado area, where we have sold products indirectly to retail stores, including the King Soopers grocery store chain, through  a variety of distributors and directly to retail stores and  health and fitness establishments, including the Max Muscle retail health and fitness chain. Until recently, our distribution efforts have been limited due to our oral agreement with King Soopers not to provide products to other grocery stores. Given sufficient capital and attractive commercial prospects, we intend to expand our distribution effort throughout the United States.  However establishing a successful distribution network nationwide will require the expenditure of substantial amounts of capital.

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

COMPETITION

Service Provider

In light of the regulatory challenges in the medical and recreational marijuana business it is difficult for us to assess the competition for service providers to that industry. We believe the market for service providers to medical marijuana companies is a highly fragmented and fractured marketplace.  Some of the companies we compete with are much larger than us, and such companies have significantly greater resources than us, and therefore our ability to generate revenues, will be reduced.

Beverage and Supplement Line of Business

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

INDUSTRY OVERVIEW

Marijuana Line of Business

Continued development of the marijuana industry is dependent upon continued legislative authorization of marijuana at the state level.  Any number of factors could slow or halt progress in this area.  Further, progress, while encouraging, is not assured.  While there may be ample public support for legislative action, numerous factors impact the legislative process.  Any one of these factors could slow or halt use of marijuana, which would negatively impact our proposed business.  In light of the regulatory issues it is difficult to assess the industry.

Beverage and Supplement Line of Business

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

REGULATION

Marijuana Line of Business

As of January 31, 2014, 21 states and the District of Columbia allow its citizens to use medical marijuana.  Additionally, voters in the states of Colorado and Washington approved ballot measures last November to legalize cannabis for adult use.  However, the state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. Marijuana is a schedule-I controlled substance and is illegal under federal law.  Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law.  Since federal law criminalizing the use of marijuana preempts state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our inability to proceed with our business plan.  Continued development of the marijuana industry is dependent upon continued legislative authorization of marijuana at the state level.  Any number of factors could slow or halt progress in this area.  Further, progress, while encouraging, is not assured.  While there may be ample public support for legislative action, numerous factors impact the legislative process.  Any one of these factors could slow or halt use of marijuana, which would negatively impact our proposed business. Further, and while we do not intend to harvest, distribute or sell cannabis, by providing services to companies and people that are harvesting, distributing and selling cannabis, we could be deemed to be participating in marijuana cultivation, which remains illegal under federal law, and exposes us to potential criminal liability, with the additional risk that our equipment, systems and products could be subject to civil forfeiture proceedings.

Beverage and Supplement Line of Business

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

Employees

As of December 31, 2013, we had 1 full time employee.

ITEM 2.     PROPERTY

As of December 31, 2013 our principal office was located at 1685 S. Colorado Blvd, Unit S291, Denver, CO 80222. This space is rented on a month to month basis.  In December 2013 the balance of our drink inventory was donated to a local food bank prior to its expiration.  The balance of our bottles and drink raw materials were lost when our copacker in Michigan went out of business.

ITEM 3.     LEGAL PROCEEDINGS

On February 19, 2013 a debtholder, filed a complaint in Jefferson County Court requesting payment of the $125,000 debt plus accrued interest owed.  They received a judgment but as there are no unencumbered assets no further action has been taken.

On May 9, 2013 a debtholder, filed a complaint in United States District Court for Colorado requesting payment of the $750,000 debt plus accrued interest owed.  They received a judgment but as there are no unencumbered assets no further action has been taken.

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

ITEM 4.     MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5.     MARKET PRICE OF COMMON STOCK AND OTHER STOCKHOLDER MATTERS

Until January 13, 2011 our stock was traded solely on the pink sheets under the symbol DCBR.  On January 13, 2011 our 15C211 form was approved by FINRA and our stock began trading on the OTC.BB exchange under the symbol DCBR.
Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on December 31, 2013 and 2012.

	High	Low
Quarter Ended December 31, 2013	$0.0011	$0.0010
Quarter Ended September 30, 2013	$0.1000	$0.0010
Quarter Ended June 30, 2013	$10.0000	$0.1000
Quarter Ended March 31, 2013	$10.0000	$10.0000

Quarter Ended December 31, 2012	$10.0000	$10.0000
Quarter Ended September 30, 2012	$380.0000	$10.0000
Quarter Ended June 30, 2012	$4,000.0000	$199.9996
Quarter Ended March 31, 2012	$19,999.6171	$1,999.3911

Holders

As of December 31, 2013, there were approximately 336 holders of record of our common stock.  As of December 31, 2013 we had 505,243,481 shares of common stock outstanding.

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

Purchase of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None

Sale of Unregistered Securities
The Company issued common stock during the twelve months ended December 31, 2013, as set forth below.  The common stock was valued at the fair market value at the date the Company became obligated to issue the shares.

The Company issued 505,179,764 shares of common stock on seventy-eight different occasions during the twelve months ended December 31, 2013, upon partial conversion of ten different notes.  The common stock was valued at $0.0036 to $0.001 per share.  The shares were collectively valued at $3,138,576. These securities were issued under Section 3(a)(9) of the Securities Act of 1933.

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

Financial Operations Overview

In 2009 we began sales of our H.A.R.D. Nutrition Functional Water System.   From our inception to December 31, 2013, we had incurred an accumulated deficit of $102,128,840.  Our accumulated deficit through December 31, 2013 is primarily attributable to our issuance of stock compensation and loses on conversion of debt to common stock.

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

On February 27, 2013, we received proposed terms from a creditor, as well as other creditors, to provide funding for us in the form of convertible debt.   We have recently received funding from such creditor that has been used to continue our current operations.  In an effort to preserve cash, we liquidated our raw material inventory and warehouse assets and moved the functional beverage inventory into a much smaller location. By the end of 2013 the inventory was about to expire and was donated to a local charity and the balance of our raw materials stored at the Michigan co-packing facility were lost when they went out of business.

In January 2013 our C.E.O. (Stephen Horgan) resigned. We laid off all employees except for our C.F.O. (Bob Armstrong) and all members of the board resigned. Bob Armstrong has been named the acting C.E.O. and added to the board.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In April 2014 the Company announced a new focus, to become a financing provider and service provider to the growing Colorado marijuana industry. DC Brands, through its newly formed, 80% owned subsidiary, DC Brands Green Investments, LLC intends to provide accounting, security, compliance, payroll processing and tax payment services to fully licensed Colorado medical and recreational marijuana businesses.

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

Results of Operations

Year ended December 31, 2013 Compared to year ended December 31, 2012

Revenue- During the year ended December 31, 2013 we generated revenue of $10,460, all of which is attributable to the sale of our H.A.R.D, Nutrition Functional Water System which commenced in August 2009.  This represented an approximate 91% decrease from the prior year.  This decrease was principally due to our not having adequate financing to continue marketing efforts or production and being in a restructuring mode most of the year.  During the same period of 2012, we had revenue of $120,893.  Our gross margin decreased from ($37,986) for the year ended December 31, 2012 to ($120,698) for the year ended December 31, 2013.   The decline in our COGS in 2013 vs. 2012 was created primarily by not being in any retail outlets and being in a restructuring mode most of the year.

Sales of our H.A.R.D, Nutrition Functional Water System and H.A.R.D. Nutrition Supplement accounted for 100% and 79% respectively of our revenue for the year ended December 31, 2013 and 2012. In 2013 we were no longer sold in King Soopers.

Expenses- Our total operating expenses for the year ended December 31, 2013 was $315,902 as compared to $5,105,199 for the year ended December 31, 2012.

General and administrative expenses were $279,145 and $3,549,993 for the years ended December 31, 2013 and December 31, 2012, respectively and included salaries, travel expenses, legal, accounting and other professional fees and occupancy related expenses.  The majority of this decrease was due to the booking of $1.8 million accrued bonus expense related to the severance agreement with Mr. Pearce in June 2012 and a decrease in our operations.  Included in general and administrative expenses was stock based compensation expenses for services provided to vendors and employees of $0 and $33,000 for the year ended December 31, 2013 and 2012, respectively. The remaining general and administrative expenses $279,145 and $3,516,993 for the years ended December 31, 2013 and 2012, respectively included $49,102 and $883,435 for salaries, $0 and $1,800,122 for accrued bonuses,  $6,942 and $61,115 for travel expenses, $191,334 and $538,505 for legal accounting and other professional expenses and $21,108 and $162,111 for occupancy related expenses.

Sales and marketing which consisted of advertising and other promotional expenses decreased when comparing 2013 and 2012. Sales and marketing expenses were $33,455 and $278,417 for the years ended December 31, 2013 and December 31, 2012, respectively.

Interest expense decreased by approximately 48% from 2013 to 2012 due to the decreased amount of debt carried by the company due to the conversion of debt to preferred stock.  The loss on retirement of debt increased 43% from 2012 to 2013 due to a lower stock price and related spread on debt conversions.

Net loss for the year ended December 31, 2013 decreased by approximately 53% to $4,782,279 as compared to $10,127,685 for the period ended December 31, 2012 and was primarily attributable to being in a restructuring mode the majority of the year.

Liquidity and Capital Resources

Revenues

At December 31, 2013 we had cash and cash equivalents of $11 as compared to $16,628 at December 31, 2012.  Our working capital deficit at December 31, 2013 was $9,481,494 and at December 31, 2012 was $7,592,035.

For the twelve months ended December 31, 2013 our cash used in operating activities was $169,717.  Our primary sources and uses of cash from operating activities for the period were losses from operations, loss on retirement of debt, amortization of debt discount and accrued interest payable of $428,598.

Net cash used in investing activities for the twelve months ended December 31, 2013 was $4,100.

Net cash provided by financing activities for the twelve months ended December 31, 2013 was $149,000 from the issuance of notes.

Current and Future Financing Needs

We have incurred an accumulated deficit of $102,323,382 through December 31, 2013. We have incurred negative cash flow from operations since we started our business. At December 31, 2013, we had short term and long term debt of $5,894,332.  On October 8, 2012 we entered into a Securities Purchase Agreement with HARDSave LLC, an entity managed by Alan Fishman and Dave Coppfer, former directors, which allowed it to invest up to a potential $1,250,000 pursuant to which it invested an additional $595,000 in our company and had the right to invest an additional $655,000 as needed to execute the national expansion business plan developed by our prior President, Stephen Horgan.  In early 2013, HARDSave LLC, terminated the Securities Purchase Agreement. In an effort to preserve cash, we have also restructured certain of our debt including $383,209 of debt owed to principals of HARDSave LLC, which was converted to 1,231 shares of Series C Preferred Stock.

On February 27, 2013, we received proposed terms from a creditor, as well as other creditors, to provide funding for us in the form of convertible debt.   We have recently received funding from such creditor that has been used to continue our current operations.  In an effort to preserve cash, we liquidated our raw material inventory and warehouse assets and moved the functional beverage inventory into a much smaller location.  As a cost savings measure, we intend to subcontract the manufacture of the supplements that are included in the Functional Beverage systems as opposed to manufacturing them ourselves.  On April 4, 2014 we announced a change in corporate focus to become a financing provider and service provider to the growing Colorado marijuana industry. DC Brands, through its newly formed, 80% owned subsidiary, DC Brands Green Investments, LLC intends to provide accounting, security, compliance, payroll processing and tax payment services to fully licensed Colorado medical and recreational marijuana businesses.  We have a commitment for $1million of financing from an existing investor and are in talks with additional investors.  We have spent, and expect to continue to spend, amounts in connection with implementing our business strategy, including our advertising and marketing campaign, and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. Without additional funding for our beverage business, we do not anticipate that we will be able to regenerate our beverage line of business and instead will focus solely on our new line of business. It will be difficult to accurately estimate the revenue we will be able to derive from this new line of business.  If our anticipated revenue from the new line of business does not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements for the next few months. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we may need to raise additional funds, whether through a stock offering or otherwise.

We also have note payable commitments with respect to various notes payable issued to unaffiliated third parties who are accredited investors. A summary of notes payable as of December 31, 2013 is as follows: At December 31, 2013 we had 56 notes outstanding, of which forty six notes or 74% of the aggregate principal balance were past due.  To date, demand for payment has been made by three of the note holders.  Three notes with outstanding principal balance of $563,154 bearing interest at a range from 6% to 36% are past due and to date no demand for payment has been made.  Notes with outstanding principal balance of $368,879 bearing interest at a rate of 15% are owed to 6 investors in our private placements are past due and to date no demand for payment has been made.  The $5 million revolving note with a principal outstanding balance as of December 31, 2013 of $1,452 bears interest at a rate of 10.25% per annum and matures on January 1, 2015.  The revolving note can be converted into shares of common stock at 20% of the closing price of the stock on the day prior to conversion.  During the year ended December 31, 2012, $1,307,555 was assigned to other lenders of which $646,571 is outstanding principle at the balance sheet date.  The conversion rates for these assigned notes range from 50% - 70% of the average closing trade or bid price for the five to ten days prior to conversion; and others have a conversion rate the lower of a set dollar amount or 60 - 65% of the lowest two trade or bid prices for the 5-10 days prior to the conversion date.

We have 8 notes payable with an outstanding principal balance of $723,333 originated in 2010 and 2011 with a 36 month maturity bearing interest at 16%.  We have 6 notes payable with an aggregate principal balance of $1,275,000 originated in 2011 and 2012 with a 24 month maturity bearing interest at 12%. 106 shares of Series B preferred stock was issued in conjunction with these notes.  We have two notes payable originated in 2011 that converted a payable overdue to one of our vendors, the outstanding balance is $197,681.  The note bears interest at 4% and has a maturity of December 31, 2012.  We have 1 note payable originated in 2012 with a principal balance of $25,080 and a 9 month maturity bearing interest at 8%.  This note requires 321,000,000 shares be reserved for the conversion of this debt. These notes are convertible into common stock after 6 months.  We have one note payable originated in 2011 with an outstanding principal balance of $263,913 with a maturity date of January 1, 2014 bearing interest at 10.25%. We have 4 notes payable originated in 2011 and 2012 with an outstanding principal balance of $149,442, bearing 4% interest, which matures in 2012 and carries a 15% redemption premium.  We have 1 note issued in 2013 resulting from the conversion of Series B Convertible Preferred Stock into debt convertible into common stock at a 60% discount from the current market price.  We have 6 notes issued in 2013 that bear interest from 0% to 8% and are convertible into common stock of the Company at a 40 to 60% discount to market.  We have one 0% note issued in 2013 related to our purchase of our 15% stake in Village Tea.

We have 1 note payable originated in 2011 with an a outstanding principal balance of $264,598 due in 2012 bearing interest at 6%. This note is from Cut & Dried Productions, LLC a company that Richard Pearce, the former CEO of DC Brands International, owns a majority of.  We still have two notes with an outstanding principal balance of $1,090,556 that are related party payables owed to Richard Pearce and Jeremy Alcamo both former officers. The note to Mr. Pearce is a senior secured convertible note with a principal balance of $1,000,000. The note to Mr. Alcamo bears interest at a rate of 10% and is callable with 366 days notice which classifies them as long term debt.

A summary of notes payable as of December 31, 2013 is as follows:

	Current	Long Term	Total

1 Note payable, originated in 2004, due in 2006, 6% interest rate, secured by assets of DC Brands, LLC, a wholly owned subsidiary	$538,887	$-	$538,887

1 Note payable originated in 2007, due in 2007, 36% interest, unsecured	10,000	-	10,000

1 Note payable originated in 2007, due in 2008, 24% interest, unsecured	14,267	-	14,267

6 Notes payable, originated in 2008, due at various dates from July to August 2010, 15% interest, unsecured	368,879	-	368,879

10 Notes payable, originated in 2010, due January 1, 2013 - 2015, 10.25% interest, unsecured	646,571	1,452	648,023

8 Notes payable, originated in 2010 and 2011, due at various dates from July 2013 to March 2014, 16% interest, unsecured	723,333	-	723,333

2 Notes payable, originated in 2011 and 2012, due Dec 31, 2013, 4% interest, unsecured	197,682	-	197,682

6 Notes payable, originated in 2011 &2012, due to be repaid from a portion of gross sales beginning in Feb 2012, 12% interest, unsecured	1,275,000	-	1,275,000

1 Note payable, originated in 2012, due June, 2013, 8% interest, unsecured	25,080	-	25,080

1 Note payable, originated in 2011, due Jan 1, 2014, 10.25% interest, unsecured	263,913	-	263,913

4 Notes payable, originated in 2011 & 2012, due in 2012 4% interest and a 15% redemption premium	149,442	-	149,442

2 Note payable, originated in 2011, due in 2012 6% interest	264,598	-	264,598

1 Note payable, originated in 2012, due in 2012 6% interest	25,000	-	25,000

1 Note payable, originated in 2013, due in 2015 4% interest	-	439,835	439,835

6 Notes payable, originated in 2013, due in 2014 0% - 10% interest	192,500	-	192,500

1 Note payable, originated in 2013, due in 2013 0% interest	45,000	-	45,000

	4,740,152	441,287	5,181,439
Unamortized discount	(255,486)	(122,177)	(377,663)

	$4,484,666	$319,110	4,803,776

Related party notes
1 Note payable, originated in 2010, callable with 366 day notice, 10% interest, unsecured	90,556	-	90,556

1 Note payable, originated in 2012, convertible into, common stock after 90 days. 10.25% interest rate, secured by all assets of DC Brands International Inc.	1,000,000	-	1,000,000

A summary of notes payable as of December 31, 2012 is as follows:

At December 31, 2012 we had 44 notes outstanding, of which twenty four notes or 57% of the aggregate principal balance were past due.  To date, demand for payment has been made by three of the note holders.  Three notes in the aggregate principal amount of $563,156 bearing interest at a range from 6% to 36% are past due and to date no demand for payment has been made.  Notes in the aggregate principal amount of $368,879 bearing interest at a rate of 15% are owed to 6 investors in our private placements are past due and to date no demand for payment has been made.  The $5 million revolving note with a principal outstanding balance as of December 31, 2012 of $1,450 bears interest at a rate of 10.25% per annum and matures on January 1, 2015.  The revolving note can be converted into shares of common stock at 20% of the closing price of the stock on the day prior to conversion.  During the year ended December 31, 2012, $1,307,555 was assigned to other lenders of which $535,465 is outstanding principal at the balance sheet date.  The conversion rates for these assigned notes range from 50% - 70% of the average closing trade or bid price for the five to ten days prior to conversion; and others have a conversion rate the lower of a set dollar amount or 60 - 65% of the lowest two trade or bid prices for the 5-10 days prior to the conversion date.

We have 8 notes payable with an aggregate principal balance of $723,333 originated in 2010 and 2011 with a 36 month maturity bearing interest at 16%.  We have 6 notes payable with an aggregate principal balance of $1,275,000 originated in 2011 and 2012 with a 24 month maturity bearing interest at 12%. 106 shares of Series B preferred stock was issued in conjunction with these notes.  We have two notes payable originated in 2011 that converted a payable overdue to one of our vendors, the outstanding balance is $207,681.  The note bears interest at 4% and has a maturity of December 31.  We have 1 note payable originated in 2012 with a principal balance of $45,000 a 9 month maturity bearing interest at 8%. This note requires 321,000,000 shares be reserved for the conversion of this debt. These notes are convertible into common stock after 6 months after issuance.  We have one note payable originated in 2011 with an aggregate principal balance of $483,103 with a maturity date of January 1, 2014 bearing interest at 10.25%. We have 4 notes payable originated in 2011 and 2012 with an aggregate principal balance of $195,000, bearing 4% interest, which matures in 2012 and carries a 15% redemption premium.

We have 1 note payable originated in 2011 with an aggregate principal balance of $386,598 due in 2012    bearing interest at 6%. This note is from Cut & Dried Productions, LLC a company that Richard Pearce, the former CEO of DC Brands International, owns a majority of.  We still have two notes with a principal balance of $1,090,556 that are related party payables owed to Richard Pearce and Jeremy Alcamo both former officers. The note to Mr. Pearce is a senior secured convertible note with a principal balance of $1,000,000. The note to Mr. Alcamo bears interest at a rate of 10% and is callable with 366 days notice which classifies them as long term debt.

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

We have based our estimate on assumptions that may prove to be wrong.  As previously stated, we may need to obtain additional funds in the next couple of months or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements.  We do not have any written committed sources of financing at this time except for our commitment of $1 million for our new marijuana venture, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all.  If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted.  If we are not able to obtain financing when needed, we may be unable to carry out our business plan.  As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

However, there can be no assurance that such creditors will continue to fund operations or that such funding will be sufficient.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources.  Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of our financial statements are reasonable.  Management regularly reviews these estimates and judgments for impairment, valuation and other changes in estimate.  Our critical account estimates are set forth below and have not changed during 2013.  There were no changes to any estimates or judgments that had a material impact on the financial presentation.

The critical accounting policies affecting our financial reporting are summarized in Note 1 to the consolidated financial statements included in this prospectus. Policies involving the most significant judgments and estimates are summarized below.

Accounts Receivable

Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. Management continually monitors accounts receivable balances and provides for an allowance for doubtful accounts at the time collection becomes questionable based on payment history or age of the receivable. We sell products generally on net 30 day terms. We do not normally charge financing fees on late payments. Accounts receivable are charged to the allowance for bad debts when we have exhausted all reasonable means of collection.  We did not have an allowance for doubtful accounts at December 31, 2013, or December 31, 2012 as we deemed our accounts receivable all to be collectible.

Our method of determining the allowance for doubtful accounts and estimates used therein are subject to the risk of change if, in the future, our sales volume and type of customers would change.

As of December 31, 2013 and 2012, there were no past due receivables.

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the years ended December 31, 2013 and 2012.

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

Recently Issued Accounting Standards

During the year ended December 31, 2013, there were several new accounting pronouncements issued by the FASB.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is not effective based on those criteria. The COSO framework requires rigid adherence to control principles that require sufficient and adequately trained personnel to operate the control system. The Company has insufficient accounting personnel for it to be able to segregate duties as required by COSO. The Company does not have sufficient resources to maintain all the reference material required to ensure that Company personnel are properly advised and trained to prepare complete disclosures in its financial information and as a result must rely on its independent registered public accounting firm to assist in these matters. Management is considering adding additional accounting staff, but at the present time does not have the financial resources to make the commitment.

The Company’s management, including its Chief Executive Officer who is also its Principal Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.     OTHER INFORMATION

None.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Executive Officers

The following table sets forth the name of our executive officers and directors and the position held by each:

Name	Age	Position

Bob Armstrong(2)	52	Acting Chief Executive Officer and Chief Financial Officer

The background of our executive officers is as follows:

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

DIRECTORS

Directors are elected at each annual meeting of shareholders and hold office until the next annual meeting of shareholders following their election.  To date, none of our directors have received any compensation from us, whether in the form of cash or securities, for their service as directors. We currently have one director, Bob Armstrong, who also controls the power to vote a majority of our outstanding equity.

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

Due to its control of a majority of our voting shares and the fact that he serves as our Chief Executive Officer and Chief Financial Officer, our Board Member is not deemed “independent” in accordance with rule 4200(a)(14) of the Nasdaq Marketplace Rules. Our sole board member does qualify as an “audit committee financial expert,” within the meaning of that phrase under applicable regulations of the Securities and Exchange Commission, serving on the audit committee.

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended December 31, 2013.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and controller.  The Company undertakes to provide any person upon request, a copy of the Code of Ethics, free of charge.  All such requests should be sent via mail to the Company at its principal executive offices attention Chief Executive Officer.

23

ITEM 11.     EXECUTIVE COMPENSATION

During the year ended December 31, 2013 and 2012 we did not issue any options or shares of restricted stock to any named officers or directors in connection with their employment or service to the Company and there are no outstanding equity awards as of December 31, 2013 or 2012.

Executive Compensation

The following table sets forth all compensation awarded, earned or paid for services rendered to our executive officers that exceeded $100,000 during each of the fiscal years ended December 31, 2013 and 2012.

Summary Compensation Table

						All Other
Name and		Salary		Option	Stock	Compensation
Principal Position (a)	Year (b)	($)(c) (1)(2)	Bonus ($)(d)	Awards ($)(f)	Awards ($)(g)	($)(h) -3 -4	Total ($)(i)

Bob Armstrong CFO & Acting	2013	7,528	-	-	-	70,000	77,528
CEO	2012	63,310	-	-	-	-	63,310

Stephen Horgan ^	2013	0	-	-	-	-	0
President & CEO	2012	57,500	-	-	-	-	57,500

Richard Pearce, *	2013	0	-	-		0	0
President & CEO	2012	398,904	-	-		1,901,678	2,300,582

Jeremy Alcamo #	2013	0	-	-		-	0
Executive Vice President	2012	100,078	-	-		-	100,078

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
(4)  Armstrong was paid via a consulting agreement.

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

Mr. Pearce resigned as our Chief Executive officer and a member of our Board of Directors on  June 5, 2012 and was provided with a severance agreement. Set forth below is a summary of the material terms of his severance agreement:

•
Mr. Pearce irrevocably and voluntarily resigned for the purposes of retirement from his position as Chairman and Chief Executive Officer of the Company and from the Board of Directors of the Company and all of its subsidiaries or affiliates as of the Effective Date of the Severance Agreement.

•
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

•
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

•
Mr. Pearce shall have the right to receive at no cost to him up to Five Hundred Dollars ($500) worth of Hard Nutrition products for his personal use (based upon the cost of the products to the Company) per month until such time as the Note is paid in full.

•
Mr. Pearce shall have the right to utilize the services of Mr. Peter Stump at the rate of Twenty Five Dollars ($25) per hour so long as such retention of Mr. Stumpp does not adversely interfere with his performance of his duties for the Company.

•
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

•
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

•	The Severance Agreement also contains additional provisions which are customary for agreements of this type. These include confidentiality provisions.

•
In connection with the foregoing and in consideration of the undertakings of the Company, Mr. Pearce executed a Release pursuant to which he agreed not to sue DC Brands, its affiliates, subsidiaries, divisions, and related parties. The Severance Agreement contained a similar release from DC Brands to Mr. Pearce.

•	Mr. Pearce’s resignation was not due to any disagreement with the Company on any matter relating to its operations, policies or practices.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We determine beneficial ownership based on the rules of the Securities and Exchange Commission.  In general, beneficial ownership includes shares over which a person has sole or shared voting or investment power and shares which the person has the right to acquire within 60 days.  Unless otherwise indicated, the persons listed below have sole voting and investment power over the shares beneficially owned. As of December 31, 2013 we had 505,243,481shares of common stock outstanding.

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)	Percentage of Class
Bob Armstrong	4,608,570,031	66.10%

All executive officers and directors as a group (one person)	4,608,570,031	66.10%
Southridge Partners II, LP (2)	105,300,228	1.51%
Capitoline Ventures II, LLC (3)	68,334,331	0.98%
____________________
* less than 1%

(1)  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding, including for purposes of computing the percentage ownership of the person holding such option, warrant or convertible security, but not for purposes of computing the percentage of any other holder.  Bob Armstrong owns the 91,111 shares of Series A Preferred Stock that provides him with 51.25% voting control.  The above calculations assume that all outstanding shares of preferred stock are converted.

(2) Shares ownership is based on information contained in a Schedule 13G filed with the SEC on April 2, 2013 Steve Hicks has control over the shares held by Southridge Partners II LP.  The address of the holder is 90 Grove Street, Suite 206, Ridgefield CT 06877.

(3) Shares ownership is based on information contained in a Schedule 13G filed with the SEC on April 2, 2013 Robert Roever has control over the shares held by Capitoline Ventures II, LLC.  The address of the holder is 244 West 54th Street, New York, New York 10019.

All common shares have been retroactively adjusted for the 200 for 1 reverse stock split authorized by the board on May 21, 2012 and effective June 28, 2012.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had related party payables of $1,319,689 and $1,319,689 at December 31, 2013 and 2012, respectively consisting primarily of notes payable to former officers in 2012 and primarily of deferred salaries payable and royalties payable to its officers in 2011.  Of the $1,319,689 of related party payables, $1,000,000 was owed to Mr. Pearce in the form of a secured convertible promissory note and $319,689 was owed to Mr. Alcamo ($216,175 for deferred salary payable, $12,958 for royalties owed in accordance with the bottle cap license agreement and $90,556 in the form of an unsecured promissory note).  Richard Pearce, our former Chief Executive Officer, and Jeremy J Alcamo, our former Executive Vice President, have received a design patent in the United States (US D 576,877S) for the flip-top compartment which we currently use on our H.A.R.D. Nutrition bottles, which they have licensed to us on an exclusive basis for a fee based upon the number of products sold that contain the cap.  The royalty agreement with Richard Pearce and Jeremy Alcamo is for a term of five years and is renewable by the Company for five additional one year terms and provides that they are entitled to receive 5 cents per cap or 2 1/2 cents each for each bottle cap sold.  The bottle cap is a specialized cap that contains the vitamin supplements in the Company’s functional water system. The agreement may be immediately terminated upon the occurrence of: (i) a default in payments due thereunder if the default has continued for ten days after notice of the default was given; (ii) upon a party’s insolvency, assignment for the benefit of creditors of filing of a bankruptcy petition; or (iii) a party’s refusal or failure to perform an obligation under the agreement if such default is not cured within ten days of notice thereof.   The related party payables are non-interest bearing and due on demand.  We have 1 note payable originated in 2011 with an aggregate principal balance of $264,598 due in 2012  bearing interest at 6%. This note is from Cut & Dried Productions, LLC a company that Richard Pearce, the former CEO of DC Brands International, owns a majority of.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees including expenses billed to us for the years ended December 31, 2013 and 2012, for professional services performed by Turner, Stone and Company were as follows:

	2013	2012
Audit Fees and Expenses	$34,857	$67,234
Audit-Related Fees
Tax Fees	-	-
All Other Fees	-	-
Total	$34,857	$67,234

ITEM 15.     EXHIBITS

(a) Financial Statements

1. These financial statements are set forth in Item 8.

2. No financial statement schedules are required.

(b) Reports on Form 8-K

There are no Reports on Form 8-K

(c) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation filed on April 29, 1998(1)
3.2	By-Laws(1)
3.3	Articles of Amendment filed on August 23, 2004(1)
3.4	Articles of Amendment filed on December 3, 2004 (1)
3.5	Articles of Amendment filed on January 31, 2006 (1)
3.6	Certificate of Designations for Series A Preferred Stock filed on May 21, 2007 (1)
3.7	Articles of Amendment filed on August 31, 2007 (1)
3.8	Certificate of Correction to Certificate of Designations(1)
3.9	Form of Warrant for purchase of up to 4,000,000 shares of common stock (2)
3.10	Form of Warrant for purchase of up to 2,000,000 shares of common stock(2)
3.11	Articles of Amendment filed July 9, 2010(3)
3.12	Articles of Amendment filed July 12, 2011 (4)
3.13	Certificate of Designations for Series B Preferred Stock (5)
3.14	Certificate of Designations for Series C,D,E,F and G Preferred Stock (6)
3.15	Articles of Amendment filed June 28, 2012(7)
3.16	Articles of Amendment filed April 18, 2013(8)
3.17	Articles of Amendment filed September 11, 2013(9)
10.1	License Agreement (1)
**10.2	Employment Agreement dated October 1, 2004 between DC Brands International, Inc. and Richard Pearce (1)
**10.3	Exchange Agreement dated June 8, 2007 between Richard Pearce and DC Brands International, Inc. (1)
**10.4	Exchange Agreement dated March 24, 2008 between Richard Pearce and DC Brands International, Inc.(1)
**10.5	Employment Agreement dated May 1,2010 between DC Brands International, Inc and Jeremy Alcamo(1)
10.6	Endorsement Agreement dated October 21, 2009 between DC Brands International, Inc and Chris Andersen(2)
10.7	Sales Representative Contract dated March 15,2 010 between Acosta, Inc. and DC Brands International, Inc.(1)
10.8	Purchase and Sale Agreement dated as of June 4, 2010 between Liquid Capital Exchange, Inc. and DC Brands International, Inc.(1)
10.9	Investment Agreement, dated January 31, 2011, by and between the Company and Centurion Private Equity, LLC (10)
10.10	Registration Rights Agreement, dated January 31, 2011, by and between the Company and Centurion Private Equity, LLC (10)
10.11	Equity Purchase Agreement, dated July 8, 2011, by and between the Company and Southridge Partners II, LP (11)
10.12	Registration Rights Agreement, dated July 8, 2011, by and between the Company and Southridge Partners II, LP (11)
10.13	Severance Agreement with Richard Pearce dated June 5, 2012(12)
10.14	Securities Purchase Agreement with HardSave LLC dated October 11, 2012(12)
14	Code of Conduct (13)
21	List of Subsidiaries(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002. *
***+101.INS	XBRL Instance Document
***+101.SCH	XBRL Taxonomy Extension Schema Document
***+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
***+101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report

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

(6) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2012.

(7) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2012.

(8) Incorporated by reference to the Company’s Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on March 26, 2013.

(9) Incorporated by reference to the Company’s Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on September 10, 2013.

(10) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2011.

(11) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2011.

(12) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 16, 2013.

(13) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 31, 2011.

DC BRANDS INTERNATIONAL, INC.

Consolidated Financial Statements
And
Report of Independent Registered Public Accounting Firm
December 31, 2013 and 2012

Board of Directors and Stockholders
DC Brands International, Inc. and subsidiaries
Denver, Colorado

We have audited the accompanying consolidated balance sheets of DC Brands International, Inc. and subsidiaries, (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DC Brands International, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses, negative cash flows from operations and had negative working capital at December 31, 2013 and 2012, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Turner, Stone & Company, L.L.P.

Certified Public Accountants
Dallas, Texas
April 14, 2014

DC BRANDS INTERNATIONAL, INC.

Consolidated Financial Statements

As of December 31, 2013 and 2012

DC Brands International, Inc.

Consolidated Balance Sheets

As of December 31,

	2013	2012

Assets
Current assets
Cash and cash equivalents	$11	$16,628
Accounts receivable	-	24,190
Inventory	-	147,169
Prepaid expenses	-	923
Total current assets	11	188,910

Property and equipment, net	-	7,401
Investments	50,000	-

Total assets	$50,011	$196,311

Liabilities
Current liabilities
Accounts payable	$137,039	$132,568
Accrued Bonuses	1,800,000	1,800,000
Accrued interest payable	1,422,453	831,232
Accrued liabilities	-	673
Related party payable	229,133	229,133

Note payable to former officers	1,090,556	1,090,556
Short-term notes payable and current portion of long-term debt (Net of Unamortized Discount of $255,486 as of December 31, 2013 and $628,328 as of December 31, 2012)	4,484,666	3,696,783
Total current liabilities	9,163,847	7,780,945
Long-term debt (Net of Unamortized Discount of $122,177 as of December 31, 2013 and $189,389 as of December 31, 2012)	319,110	295,164
Total liabilities	9,482,957	8,076,109

Stockholders' deficit
Preferred Stock, $0.001 par value; 25,000,000 shares authorized
Series A Preferred Stock, 100,000 shares authorized; shares issued and outstanding - 91,111 shares as of December 31, 2013 and December 31, 2012	91	91
Series B - G Preferred Stock, 100,000 shares authorized; shares issued and outstanding - 60,849 shares as of December 31, 2013 and 61,943 shares as of December 31, 2012	61	62
Common Stock, $0.001 par value; 5,000,000,000 shares authorized; shares issued and outstanding - 505,243,481 as of December 31, 2013 and 63,717 as of December 31, 2012	505,244	64
Additional paid in capital	92,385,040	89,661,088
Accumulated deficit	(102,323,382)	(97,541,103)
Total stockholders' deficit	(9,432,946)	(7,879,798)

Total liabilities and stockholders' deficit	$50,011	$196,311

The accompanying notes are an integral part of these consolidated financial statements.

DC Brands International, Inc.

Consolidated Statements of Operations

For the Years Ended December 31,

	2013	2012
Net Revenues	$10,460	$120,893
Cost of goods sold	10,324	96,460
Cost of goods sold - Inventory Write down	120,834	62,419
Gross margin	(120,698)	(37,986)

Operating Expenses
General and administrative (includes share based compensation of $0 for 2013 and $33,000 for 2012)	279,145	3,549,993
Sales and marketing	33,455	278,417
Severence agreement expense	-	1,265,800
Depreciation and amortization	3,301	10,989
Total operating expenses	315,901	5,105,199
Loss from operations	(436,599)	(5,143,185)

Other Expense (Income)
Interest expense	1,565,098	3,038,229
Gain on Sale of Assets	(8,000)	(1,130)
Loss on retirement of debt	2,788,582	1,947,401
Total other expense (income)	4,345,680	4,984,500
Loss Before Taxes	(4,782,279)	(10,127,685)
Provision for income taxes (Note 6)	-	-
Net Loss	$(4,782,279)	$(10,127,685)

Weighted average number of common shares outstanding	73,077,877	12,217

Basic and diluted net loss per common share	$(0.07)	$(828.98)

The accompanying notes are an integral part of these consolidated financial statements.

DC Brands International, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2013	2012
Cash used in operating activities
Net loss	(4,782,279)	$(10,127,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,301	10,989
Common stock issued for services	-	33,000
Reduction of debt for use of facilities	-	(60,000)
Debt issued for services	50,000	247,914
Debt issued for payment of expenses	29,500	27,500
Loss on retirement of debt	2,788,582	1,947,399
Severance agreement expenses	-	1,265,800
Amortization of debt discount	970,447	2,091,683
Inventory write down	120,834	62,419
Gain on Sale of PP&E	(8,000)	-
Changes in operating assets and liabilities:
Accounts receivable	24,190	5,653
Inventory	26,335	(48,577)
Prepaid expenses	923	(923)
Accounts payable	4,471	(75,363)
Accrued bonuses	-	1,800,000
Accrued interest payable	594,652	909,216
Accrued liabilities	(673)	36
Related party payable	-	463,515
Net cash used in operating activities	$(177,717)	$(1,447,424)
Cash provided by investing activities
Sale of property and equipment	12,100	-
Net cash provided by investing activities	$12,100	$-
Cash provided by financing activities
Proceeds from issuance of preferred stock	-	595,000
Proceeds from notes payable	154,000	889,265
Payment on notes payable	(5,000)	(36,152)
Net cash provided by financing activities	$149,000	$1,448,113
Net decrease in cash and cash equivalents	$(16,617)	$689
Cash and cash equivalents
Beginning of period	16,628	15,939
End of period	$11	$16,628

Supplemental Disclosure of Noncash Investing and Financing Activities
Notes payable converted to common stock	$346,561	$1,141,156
Investment in Village Tea with promissory note.	$50,000	$-
Notes payable converted to preferred stock	$-	$4,718,361
Discount settled through debt conversion to preferred stock	$-	$2,589,636
Discount settled through debt conversion to common stock	$-	$529,729
Common stock issued for retirement of debt and accrued interest	$3,138,575	$2,993,036
Preferred stock issued as incentive for debt	$-	$7,776
Accrued interest reclassified to long-term debt	$3,431	$139,890
Discount gain from modification of debt conversion terms	$-	$423,599
Disposition of fully depreciated property, plant &equipment	$217,920	$220,980
Accrued interest, related party payable, & long-term debt to related party reclassified to short-term debt	$-	$3,510,034
Preferred stock exchanged for debt	$439,836	$-
Supplemental Disclosure
Interest paid	$-	$54,558

The accompanying notes are an integral part of these consolidated financial statements.

DC Brands International, Inc.

Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2013 and 2012

	Series A Preferred Stock		Series B - G Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, Dec 31, 2011 (adjusted for a 1:200 split effective June 28, 2012), (adjusted for a 1:100 split effective April 30, 2013), (adjusted for a 1:100 split effective October 3, 2013)	91,111	$91	86	$-	100	$-	$78,468,902	$(87,413,418)	$(8,943,429)
Preferred Stock issued with Debt (series B)			20				7,776		7,776
Preferred Stock issued for Cash			2,635	3			594,997		595,000
Debt Converted to Preferred Stock			59,202	59			2,127,509		2,127,568
Common stock issued in exchange for services					16	-	33,000		33,000
Common stock issued in exchange for retirement of debt					63,602	64	2,993,968		2,993,036
Discount on Notes Payable							5,268,269		5,268,269
Contribution through debt forgiveness							166,667		166,667
Net loss								(10,127,685)	(10,127,685)
Balance, December 31, 2012	91,111	91	61,943	$62	63,717	$64	$89,661,088	$(97,541,103)	$(7,879,798)
Common stock issued in exchange for retirement of debt					505,179,764	505,180	2,633,396		3,138,576
Preferred Stock exchanged for convertible debt			(1,094)	(1)			(439,835)		(439,836)
Discount on Notes Payable							530,391		530,391
Net loss								(4,782,279)	(4,782,279)
Balance, December 31, 2013	91,111	$91	60,849	$61	505,243,481	$505,244	$92,385,040	$(102,323,382)	$(9,432,946)

The accompanying notes are an integral part of these consolidated financial statements.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

1.	Business and Significant Accounting Policies

The Company

DC Brands International, Inc. (“DC Brands” or the “Company”) was incorporated under the laws of Colorado in 1998 as Telemerge Holding Corp. and changed its name to DC Brands International, Inc. in 2004.  DC Brands specializes in the manufacture, marketing and distribution of health related products that utilize natural botanicals, vitamins, minerals and supplements and are aimed at maximizing the full potential of the body.    The Company’s focus during 2013 was to restructure the Company and find a merger partner. Prior to 2013 the focus was on the sale of products under its H.A.R.D. Nutrition label.  The Company currently has two distinct types of products sold under its H.A.R.D. Nutrition logo; Functional Water Systems and nutritional supplements.  The Company’s products are sold to consumers, primarily through retail outlet distribution.  The Company’s products were distributed principally in the state of Colorado during 2013 and 2012.

Financial Condition

The Company has incurred significant losses and negative cash flows since its inception.   In addition, the Company had negative working capital (current assets less current liabilities) at December 31, 2013.

On February 27, 2013, we received proposed terms from a creditor, as well as other creditors, to provide funding for us in the form of convertible debt.   We have recently received funding from such creditor that has been used to continue our current operations.  In an effort to preserve cash, we liquidated our raw material inventory and warehouse assets and moved the functional beverage inventory into a much smaller location. By the end of 2013 the inventory was about to expire and was donated to a local charity and the balance of our raw materials stored at the Michigan co-packing facility were lost when they went out of business.

In January 2013 our C.E.O. (Stephen Horgan) resigned. We laid off all employees except for our C.F.O. (Bob Armstrong) and all members of the board resigned. Bob Armstrong has been named the acting C.E.O. and added to the board.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In April 2014 the Company announced a new focus, to become a financing provider and service provider to the growing Colorado marijuana industry. DC Brands, through its newly formed, 80% owned subsidiary, DC Brands Green Investments, LLC intends to provide accounting, security, compliance, payroll processing and tax payment services to fully licensed Colorado medical and recreational marijuana businesses.

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

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Accounts Receivable

The Company’s accounts receivable are unsecured, and the Company is at risk to the extent such amounts become uncollectible. Management continually monitors accounts receivable balances and provides for an allowance for doubtful accounts at the time collection becomes questionable based on payment history or age of the receivable. The Company sells products generally on net 30 day terms. The Company does not normally charge financing fees on late payments. Accounts receivable are charged to the allowance for bad debts when the Company has exhausted all reasonable means of collection.  The Company did not have an allowance for doubtful accounts at December 31, 2013 or December 31, 2012 as it deemed its accounts receivable all to be collectible.

Inventory

Inventory consists of Functional Water Systems and nutritional supplements.  Inventory is classified as finished goods when assembled into product ready for sale.  Unassembled components are classified as raw materials.  Components partially assembled or in the process of assembly are classified as work in process.  Inventory is stated at lower of cost or market on a first-in first-out method.  Management establishes a reserve for damaged and discontinued inventory when the estimated market value is determined to be lower than cost.  The inventory was at zero as of December 31, 2013.

Property and Equipment

Property and equipment is recorded at the original cost to the Company and is depreciated or amortized over estimated useful lives of three to five years, and leasehold improvements are amortized over the remaining life of the lease, using the straight-line method, commencing when the asset is placed in service.  Depreciation expense totaled $3,301 and $10,989, for the years ended December 31, 2013 and 2012, respectively.

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

Net Loss Per Common Share

Generally Accepted Accounting Principles provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Basic and diluted loss per share was the same as of December 31, 2013 and December 31, 2012.  At December 31, 2013 and 2012 convertible preferred and notes to issue 58,743,614,615 and 57,086,258,960 shares (using a $.00005 conversion rate), respectively, have been excluded from the calculation of diluted earnings per share because the effect would be antidilutive.

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

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

As of December 31, 2013 there were no accounts receivable. As of December 31, 2012, one customer represented 80% and a second customer represented 18% of the company’s accounts receivable.  Both customers are wholesale distributors, one who provides product to the military bases which represented 19% of the Company’s revenue volume during the twelve months ended December 31, 2012 and the other provides product to the Company’s single largest retail grocery outlet, which represented 22% of the Company’s revenue volume during the twelve months ended December, 2012.

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

Fair Value of Financial Instrument Estimates

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of those financial instruments.  The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the consolidated balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the years ended December 31, 2013 and 2012.

Recent Accounting Pronouncements

During the year ended December 31, 2013, there were several new accounting pronouncements issued by the FASB.

Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

2.	Inventory

Inventory consisted of the following:

	2013	2012
Finished goods	$-	$94,423
Work in process	-	42,745
Raw materials	-	10,001
	-	147,169
Allowance for obsolescence	-	-
	$-	$147,169

3.	Property and Equipment

Property and equipment consisted of the following:

	2013	2012
Leasehold improvements	$-	$14,004
Office furniture and fixtures	-	31,521
Vehicles	-	5,863
Warehouse equipment	-	103,134
Computer equipment	11,772	75,170
	11,772	229,692
Accumulated depreciation	(11,772)	(222,291)
	$-	$7,401

4.	Commitments and Contingencies

The Company currently has no leases or other contingencies.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

5.	Notes Payable

A summary of notes payable as of December 31, 2013 is as follows:

	Current	Long Term	Total

1 Note payable, originated in 2004, due in 2006, 6% interest rate, secured by assets of DC Brands, LLC, a wholly owned subsidiary	$538,887	$-	$538,887

1 Note payable originated in 2007, due in 2007, 36% interest, unsecured	10,000	-	10,000

1 Note payable originated in 2007, due in 2008, 24% interest, unsecured	14,267	-	14,267

6 Notes payable, originated in 2008, due at various dates from July to August 2010, 15% interest, unsecured	368,879	-	368,879

10 Notes payable, originated in 2010, due January 1, 2013 - 2015, 10.25% interest, unsecured	646,571	1,452	648,023

8 Notes payable, originated in 2010 and 2011, due at various dates from July 2013 to March 2014, 16% interest, unsecured	723,333	-	723,333

2 Notes payable, originated in 2011 and 2012, due Dec 31, 2013, 4% interest, unsecured	197,682	-	197,682

6 Notes payable, originated in 2011 &2012, due to be repaid from a portion of gross sales beginning in Feb 2012, 12% interest, unsecured	1,275,000	-	1,275,000

1 Note payable, originated in 2012, due June, 2013, 8% interest, unsecured	25,080	-	25,080

1 Note payable, originated in 2011, due Jan 1, 2014, 10.25% interest, unsecured	263,913	-	263,913

4 Notes payable, originated in 2011 & 2012, due in 2012 4% interest and a 15% redemption premium	149,442	-	149,442

2 Note payable, originated in 2011, due in 2012 6% interest	264,598	-	264,598

1 Note payable, originated in 2012, due in 2012 6% interest	25,000	-	25,000

1 Note payable, originated in 2013, due in 2015 4% interest	-	439,835	439,835

6 Notes payable, originated in 2013, due in 2014 0% - 10% interest	192,500	-	192,500

1 Note payable, originated in 2013, due in 2013 0% interest	45,000	-	45,000

	4,740,152	441,287	5,181,439
Unamortized discount	(255,486)	(122,177)	(377,663)

	$4,484,666	$319,110	4,803,776

Related party notes
1 Note payable, originated in 2010, callable with 366 day notice, 10% interest, unsecured	90,556	-	90,556

1 Note payable, originated in 2012, convertible into, common stock after 90 days. 10.25% interest rate, secured by all assets of DC Brands International Inc.	1,000,000	-	1,000,000

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

At December 31, 2013 we had 54 notes outstanding, of which forty six notes or 74% of the aggregate principal balance were past due.  To date, demand for payment has been made by three of the note holders.  Three notes in the aggregate principal amount of $563,154 bearing interest at a range from 6% to 36% are past due and to date no demand for payment has been made.  Notes in the aggregate principal amount of $368,879 bearing interest at a rate of 15% are owed to 6 investors in our private placements are past due and to date no demand for payment has been made.  The $5 million revolving note with a principal outstanding balance as of December 31, 2013 of $1,452 bears interest at a rate of 10.25% per annum and matures on January 1, 2015.  The revolving note can be converted into shares of common stock at 20% of the closing price of the stock on the day prior to conversion.  During the year ended December 31, 2012, $1,307,555 was assigned to other lenders of which $646,571 is outstanding principal at the balance sheet date.  The conversion rates for these assigned notes range from 50% - 70% of the average closing trade or bid price for the five to ten days prior to conversion; and others have a conversion rate the lower of a set dollar amount or 60 - 65% of the lowest two trade or bid prices for the 5-10 days prior to the conversion date.

We have 8 notes payable with an aggregate principal balance of $723,333 originated in 2010 and 2011 with a 36 month maturity bearing interest at 16%.  We have 6 notes payable with an aggregate principal balance of $1,275,000 originated in 2011 and 2012 with a 24 month maturity bearing interest at 12%. 106 shares of Series B preferred stock was issued in conjunction with these notes.  We have two notes payable originated in 2011 that converted a payable overdue to one of our vendors, the outstanding balance is $197,681.  The note bears interest at 4% and has a maturity of 12/31/13.  We have 1 note payable originated in 2012 with a principal balance of $25,080 originated in 2013 with a 9 month maturity bearing interest at 8%.  This note requires 321,000,000 shares be reserved for the conversion of this debt. These notes are convertible into common stock after 6 months.  We have one note payable originated in 2011 with an aggregate principal balance of $263,913 with a maturity date of January 1, 2014 bearing interest at 10.25%. We have 4 notes payable originated in 2011 and 2012 with an aggregate principal balance of $149,442, bearing 4% interest, which matures in 2012 and carries a 15% redemption premium.  We have 1 note issued in 2013 resulting from the conversion of Series B Convertible Preferred Stock into debt convertible into common stock at a 60% discount form the current market price.  We have 6 notes issued in 2013 that bear interest from 0% to 8% and are convertible into common stock of the Company at a 50 to 60% discount to market.  We have one 0% note issued in 2013 related to our purchase of our 15% stake in Village Tea.

We have 1 note payable originated in 2011 with an aggregate principal balance of $264,598 due in 2012 bearing interest at 6%. This note is from Cut & Dried Productions, LLC a company that Richard Pearce, the former CEO of DC Brands International, owns a majority of.  We still have two notes with a principal balance of $1,090,556 that are related party payables owed to Richard Pearce and Jeremy Alcamo both former officers. The note to Mr. Pearce is a senior secured convertible note with a principal balance of $1,000,000. The note to Mr. Alcamo bears interest at a rate of 10% and is callable with 366 days notice which classifies them as long term debt.  Upon the occurrence of: (i) a change in ownership of twenty percent (20%) or more of our outstanding shares of common stock, (ii) our consummation of a debt or equity financing or any combination thereof and our receipt of gross proceeds of Five Million Dollars ($5,000,000) or more from such financing, or (iii) our termination of our employment agreement with Jeremy Alcamo.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

A summary of notes payable as of December 31, 2012 is as follows:

	Current	Long Term	Total
1 Note payable, originated in 2004, due in 2006, 6% interest rate, secured by assets of DC Brands, LLC, a wholly owned subsidiary	$538,889	$-	$538,889

1 Note payable originated in 2007, due in 2007, 36% interest, unsecured	10,000	-	10,000

1 Note payable originated in 2007, due in 2008, 24% interest, unsecured	14,266	-	14,266

6 Notes payable, originated in 2008, due at various dates from July to August 2010, 15% interest, unsecured	368,879	-	368,879

10 Notes payable, originated in 2010, due January 1, 2015, 10.25% interest, unsecured	535,465	1,450	536,915

8 Notes payable, originated in 2010 and 2011, due due at various dates from July 2013 to March 2014, 16% interest, unsecured	723,333	-	723,333

2 Notes payable, originated in 2011 and 2012, due Dec 31, 2013, 4% interest, unsecured	207,681	-	207,681

6 Notes payable, originated in 2011 &2012, due to be repaid from a portion of gross sales beginning in Feb 2012, 12% interest, unsecured	1,275,000	-	1,275,000

1 Note payable, originated in 2012, due June, 2013, 8% interest, unsecured	45,000	-	45,000

1 Note payable, originated in 2011, due Jan 1, 2014, 10.25% interest, unsecured	-	483,103	483,103

4 Notes payable, originated in 2011 & 2012, due in 2012 4% interest and a 15% redemption premium	195,000	-	195,000

1 Note payable, originated in 2011, due in 2012 6% interest	386,598	-	386,598

1 Note payable, originated in 2012, due in 2012 6% interest	25,000	-	25,000

	4,325,111	484,553	4,809,664
Unamortized discount	(628,328)	(189,389)	(817,717)

	$3,696,783	$295,164	3,991,947

Related party notes
1 Note payable, originated in 2010, callable with 366 day notice, 10% interest, unsecured	-	90,556	90,556

1 Note payable, originated in 2012, convertible into, common stock after 90 days. 10.25% interest rate, secured by all assets of DC Brands International Inc.	1,000,000	-	1,000,000

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

At December 31, 2012 we had 45 notes outstanding, of which twenty four notes or 57% of the aggregate principal balance were past due.  To date, demand for payment has been made by three of the note holders.  Three notes in the aggregate principal amount of $563,156 bearing interest at a range from 6% to 36% are past due and to date no demand for payment has been made.  Notes in the aggregate principal amount of $368,879 bearing interest at a rate of 15% are owed to 6 investors in our private placements are past due and to date no demand for payment has been made.  The $5 million revolving note with a principal outstanding balance as of December 31, 2012 of $1,450 bears interest at a rate of 10.25% per annum and matures on January 1, 2015.  The revolving note can be converted into shares of common stock at 20% of the closing price of the stock on the day prior to conversion.  During the year ended December 31, 2012, $1,307,555 was assigned to other lenders of which $535,465 is outstanding principle at the balance sheet date.  The conversion rates for these assigned notes range from 50% - 70% of the average closing trade or bid price for the five to ten days prior to conversion; and others have a conversion rate the lower of a set dollar amount or 60 - 65% of the lowest two trade or bid prices for the 5-10 days prior to the conversion date.

We have 8 notes payable with an aggregate principal balance of $723,333 originated in 2010 and 2011 with a 36 month maturity bearing interest at 16%.  We have 6 notes payable with an aggregate principal balance of $1,275,000 originated in 2011 and 2012 with a 24 month maturity bearing interest at 12%. 106 shares of Series B preferred stock was issued in conjunction with these notes.  We have two notes payable originated in 2011that converted a payable overdue to one of our vendors, the outstanding balance is $207,681.  The note bears interest at 4% and has a maturity of 12/31/13.  We have 1 note payable originated in 2012 with a principal balance of $45,000 with a 9 month maturity bearing interest at 8%.  This note requires 321,000,000 shares be reserved for the conversion of this debt. These notes are convertible into common stock after 6 months.  We have one note payable originated in 2011 with an aggregate principal balance of $483,103 with a maturity date of January 1, 2014 bearing interest at 10.25%. We have 4 notes payable originated in 2011 and 2012 with an aggregate principal balance of $195,000, bearing 4% interest, which matures in 2012 and carries a 15% redemption premium.

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

Transactions involving notes payable subsequent to December 31, 2013 are set forth in Note 10, Subsequent Events.

6.	Income Taxes

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Current year and accumulated deferred tax benefit at the effective combined Federal and state income tax rate of 37.25% is $1,708,932 and a valuation allowance has been set up for the full amount because it is “more likely than not” that the accumulated deferred tax benefit will not be realized in the future.  Due to the change in ownership of the Series A Preferred Shares

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The following table sets forth the components of estimated net deferred tax assets as of December 31, 2013 and 2012.

	2013	2012
Deferred tax assets
NOL expense (benefit) *	$1,781,399	$774,645
Less: valuation allowance	(1,781,399)	(774,645)
Net deferred tax asset	$-	$-

* reduced due to change in ownership in Oct 2012

A reconciliation of estimated income tax benefit at the statutory combined Federal and state income tax rate for the years ended December 31, 2013 and 2012 is as follows:

	2013			2012
Income tax expense combined rate	$(1,781,000)	(37.25	) %	$(3,773,000)	(37.25	) %
Impairment
Tax amortization	(3,000)	(1.05	) %	(106,000)	(1.05	) %
Increase in valuation allowance/Loss on NOL benefits	1,058,000	22.75%		(28,513,000)	(281.50	) %
NOL Limitation	726,000	15.55%		32,392,000	319.80
Income tax expense	$-	-		$-	-

The Company has not filed tax returns since its inception.  The Company is in the process of preparing past tax returns and does not believe that it will be exposed to any risk of penalty or forfeiture of NOLs.

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of December 31, 2013, the accumulated deferred tax benefit at the effective combined Federal and state income tax rate of 37.25% is $ 5,591,000 and a valuation allowance was set up for the full amount because it is “more likely than not” that the accumulated deferred tax benefit will not be realized in the future.

7.	Stockholders’ Equity Transactions

All common shares have been retroactively adjusted for the 100 for 1 reverse stock split authorized by the board on August 23, 2013 and effective October 3, 2013.

All common shares have been retroactively adjusted for the 100 for 1 reverse stock split authorized by the board on March 8, 2013 and effective April 30, 2013.

All common shares have been retroactively adjusted for the 200 for 1 reverse stock split authorized by the board on May 21, 2012 and effective June 28, 2012.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Issuances of Common Stock

The Company issued common stock during the twelve months ended December 31, 2013, as set forth below.  The common stock was valued at the fair market value at the date the Company became obligated to issue the shares.

The Company issued 505,179,764 shares of common stock on seventy eight different occasions during the twelve months ended December 31, 2013, upon partial conversion of ten different notes.  The common stock was valued at $0.0036 to $0.001 per share.  The shares were collectively valued at $3,138,576.

Preferred Stock

The chart below details the number of preferred shares issued and conversion analysis.

Shares Issued	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Total/$ Amount
Issued as of 12/31/2012	91,111	269	2,735	44,663	2,776	5,500	6,000	153,054
For conversion to debt	-	-	(1,094)	-	-	-	-	$(439,836)
Issued as of 12/31/2013	91,111	269	1,641	44,663	2,776	5,500	6,000	152,143
% of Common Stock convertible into	51.25%	20.21%	1.64%	0.00%	8.12%	5.50%	6.00%	92.71%

	Voting Only
	Not Ownership			Upside Only
Common Stock if Series Converted converted	531,162,472	128,003,436	8,387,042	44,663,524	29,430,433	32,234,534	773,881,440
Common stock if all Series converted at once	4,407,570,031	1,062,168,617	69,595,418	370,616,561	244,212,836	267,481,183	6,421,644,647

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

Series B Preferred Stock

The 269.40 shares of Series B preferred can be converted into 20.21% of the common stock of the company. As of December 31, 2013 the Company would need to issue 128,003,436 shares of common shares if all of the Series B preferred was converted. As of December 31, 2013 the Company would need to issue 1,062,168,617 shares of common shares to the Series B holders if all of the preferred shares in all series were converted.

Series C Preferred Stock

The Class C Preferred Stock has no dividend, liquidation or voting rights. The Class C Preferred Stock is convertible at any time after the 13th month after the date of its issuance into such number of shares of common stock of the Company as shall equal 1% of the outstanding common shares on the date of conversion divided by 1,000.  During the first quarter of 2013 one holder of C shares converted their 1,094 shares of stock into a convertible debt security.  The 1,641 shares of Series C preferred can be converted into 1.64% of the common stock of the Company. As of December 31, 2013 the Company would need to issue 8,387,042 shares of common shares if all of the Series C preferred was converted. As of December 31, 2013 the company would need to issue 69,595,418 shares of common shares to the Series C holders if all of the preferred shares in all series were converted.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Series D Preferred Stock

The Class D Preferred Stock has no dividend, conversion or voting rights. The Class D Preferred Stock is entitled to a liquidation preference equal to 40% of the proceeds of any sale of shares of common stock in excess of 25% of the outstanding shares, a liquidation or winding up, the sale of 20% of the Series A Preferred.

Series E Preferred Stock

The Class E Preferred Stock has no liquidation or voting rights. The Class E Preferred Stock is entitled to a 10.25% dividend that is payable quarterly beginning in month 14 after issuance. Each share of the Class E Preferred Stock is convertible at any time after month 13 into such number of shares of common stock of the Company as shall equal $2,500 at current market value of the outstanding common shares on the date of conversion. As of December 31, 2013 the Company would need to issue 44,663,524 shares of common shares if all of the series E preferred was converted.  As of December 31, 2013 the Company would need to issue 370,616,561 shares of common shares to the Series E holders if all of the preferred shares in all series were converted.

Series F Preferred Stock

The Class F Preferred Stock has no dividend, liquidation or voting rights. The Class F Preferred Stock is convertible at any time after the 6th month into such number of shares of common stock of the Company as shall equal 1.0% of the outstanding common shares on the date of conversion divided by 1,000. The Company has the right to redeem the Class F Preferred at a redemption price of $286.86 per share. As of December 31, 2013 the Company would need to issue 29,430,433 shares of common shares if all of the Series F preferred was converted. As of December 31, 2013 the Company would need to issue 244,212,836 shares of common shares to the Series F holders if all of the preferred shares in all series were converted.

Series G Preferred Stock

The Class G Preferred Stock has no dividend, liquidation or voting rights. The Class G Preferred Stock is convertible at any time after the 13th month into such number of shares of common stock of the Company as shall equal 1.0% of the outstanding common shares on the date of conversion divided by 1,000. The Company has the right to redeem the Class G Preferred at a redemption price of $1,250.00 per share. As of December 31, 2013 the Company would need to issue 32,234,534 shares of common shares if all of the Series G preferred was converted. As of December 31, 2013 the Company would need to issue 267,481,183 shares of common shares to the Series G holders if all of the preferred shares in all series were converted.

Transactions involving common stock subsequent to December 31, 2013 are set forth in Note 10, Subsequent Events.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

8.	Share Based Compensation Expense

The Company recognizes expense associated with shares issued for services over the service period.  The shares are valued based upon the fair value of the common stock on the date that the Company becomes obligated to issue the shares.  Expenses associated with shares issued for services are as follows:

	2013	2012
General and administrative	$-	$33,000
	$-	$33,000

9.	Related Party Transactions

The Company had related party payables and note payable to former officers of $1,319,689 and $1,319,689 at December 31, 2013 and December 31, 2012, respectively consisting primarily of notes payable to former officers.  Of the $1,319,689 of related party payables, $1,000,000 was owed to Mr. Pearce in the form of a secured convertible promissory note and $319,689 was owed to Mr. Alcamo ($216,175 for deferred salary payable, $12,958 for royalties owed in accordance with the bottle cap license agreement and $90,556 in the form of an unsecured promissory note).  Richard Pearce, our former Chief Executive Officer, and Jeremy J Alcamo, our former Executive Vice President, have received a design patent in the United States (US D 576,877S) for the flip-top compartment which we currently use on our H.A.R.D. Nutrition bottles, which they have licensed to us on an exclusive basis for a fee based upon the number of products sold that contain the cap.  The royalty agreement with Richard Pearce and Jeremy Alcamo is for a term of five years and is renewable by the Company for five additional one year terms and provides that they are entitled to receive 5 cents per cap or 2 1/2 cents each for each bottle cap sold.  The bottle cap is a specialized cap that contains the vitamin supplements in the Company’s functional water system. The agreement may be immediately terminated upon the occurrence of: (i) a default in payments due thereunder if the default has continued for ten days after notice of the default was given; (ii) upon a party’s insolvency, assignment for the benefit of creditors of filing of a bankruptcy petition; or (iii) a party’s refusal or failure to perform an obligation under the agreement if such default is not cured within ten days of notice thereof.   The related party payables are non-interest bearing and due on demand.  We have 1 note payable originated in 2011 with an aggregate principal balance of $264,598 due in 2012 bearing interest at 6%. This note is from Cut & Dried Productions, LLC a company that Richard Pearce, the former CEO of DC Brands International, owns a majority of.

On April 20, 2013, Robert Armstrong, the acting CEO and CFO purchased the 91,111 shares of Series A Preferred stock formerly owned by HARDSave LLC as they chose to cancel their purchase contract for these shares.   These shares were purchased by Mr. Armstrong for a promissory note.

DC Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

10.	Subsequent Events

Subsequent to December 31, 2013, the Company issued common stock as follows:

		Common	Additional Paid in
	Shares	Stock	Capital	Amount
For conversion of debt	2,200,970,763	$2,200,971	$-	$2,200,971
	2,200,970,763	$2,200,971	$-	$2,200,971

On April 4, 2014 we made the following announcement of our new corporate focus.

DC Brands International, Inc. is excited to announce that it is changing its corporate focus to become a financing provider and service provider to the growing Colorado marijuana industry. DC Brands, through its newly formed, 80% owned subsidiary, DC Brands Green Investments, LLC intends to provide accounting, security, compliance, payroll processing and tax payment services to fully licensed Colorado medical and recreational marijuana businesses.

Due to current banking restrictions many fully licensed Colorado marijuana growers and sellers are forced to do business in only cash.  This creates many challenges in banking, paying employees, paying taxes, etc. The Company currently has a $1.0 million funding commitment from one of our existing debt partners and is in discussions with several others for additional commitments to fund this new business opportunity.

Exhibit Number	Description
3.1	Articles of Incorporation filed on April 29, 1998(1)
3.2	By-Laws(1)
3.3	Articles of Amendment filed on August 23, 2004(1)
3.4	Articles of Amendment filed on December 3, 2004 (1)
3.5	Articles of Amendment filed on January 31, 2006 (1)
3.6	Certificate of Designations for Series A Preferred Stock filed on May 21, 2007 (1)
3.7	Articles of Amendment filed on August 31, 2007 (1)
3.8	Certificate of Correction to Certificate of Designations(1)
3.9	Form of Warrant for purchase of up to 4,000,000 shares of common stock (2)
3.10	Form of Warrant for purchase of up to 2,000,000 shares of common stock(2)
3.11	Articles of Amendment filed July 9, 2010(3)
3.12	Articles of Amendment filed July 12, 2011 (4)
3.13	Certificate of Designations for Series B Preferred Stock (5)
3.14	Certificate of Designations for Series C,D,E,F and G Preferred Stock (6)
3.15	Articles of Amendment filed June 28, 2012(7)
3.16	Articles of Amendment filed April 18, 2013(8)
3.17	Articles of Amendment filed September 11, 2013(9)
10.1	License Agreement (1)
**10.2	Employment Agreement dated October 1, 2004 between DC Brands International, Inc. and Richard Pearce (1)
**10.3	Exchange Agreement dated June 8, 2007 between Richard Pearce and DC Brands International, Inc. (1)
**10.4	Exchange Agreement dated March 24, 2008 between Richard Pearce and DC Brands International, Inc.(1)
**10.5	Employment Agreement dated May 1,2010 between DC Brands International, Inc and Jeremy Alcamo(1)
10.6	Endorsement Agreement dated October 21, 2009 between DC Brands International, Inc and Chris Andersen(2)
10.7	Sales Representative Contract dated March 15,2 010 between Acosta, Inc. and DC Brands International, Inc.(1)
10.8	Purchase and Sale Agreement dated as of June 4, 2010 between Liquid Capital Exchange, Inc. and DC Brands International, Inc.(1)
10.9	Investment Agreement, dated January 31, 2011, by and between the Company and Centurion Private Equity, LLC (10)
10.10	Registration Rights Agreement, dated January 31, 2011, by and between the Company and Centurion Private Equity, LLC (10)
10.11	Equity Purchase Agreement, dated July 8, 2011, by and between the Company and Southridge Partners II, LP (11)
10.12	Registration Rights Agreement, dated July 8, 2011, by and between the Company and Southridge Partners II, LP (11)
10.13	Severance Agreement with Richard Pearce dated June 5, 2012(12)
10.14	Securities Purchase Agreement with HardSave LLC dated October 11, 2012(12)
14	Code of Conduct (13)
21	List of Subsidiaries(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002. *
***+101.INS	XBRL Instance Document
***+101.SCH	XBRL Taxonomy Extension Schema Document
***+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
***+101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report

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

(6) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2012.

(7) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2012.

(8) Incorporated by reference to the Company’s Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on March 26, 2013.

(9) Incorporated by reference to the Company’s Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on September 10, 2013.

(10) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2011.

(11) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2011.

(12) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 16, 2013.

(13) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 31, 2011.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, in Denver, Colorado, on April 14, 2014.

DC BRANDS INTERNATIONAL, INC.

By:	/s/ Robert H. Armstrong
Robert H. Armstrong, Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert H. Armstrong	Chief Executive Officer	April 15, 2014
Robert H. Armstrong	(Principal Executive Officer)

/s/ Robert H. Armstrong	Chief Financial Officer	April 15, 2014
Robert H. Armstrong	(Principal Accounting Officer)