Form 10-Q
period 2014-03-31
DC BRANDS INTERNATIONAL INC
filed 2014-05-15
CIK 1393463

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - Q
_______________________________

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 3,665,972,644 shares of common stock, $.001 par value per share, as of May 13, 2014.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

DC BRANDS INTERNATIONAL, INC.

ITEM 1. FINANCIAL STATEMENTS

DC BRANDS INTERNATIONAL, INC.

Consolidated Financial Statements

As of March 31, 2013 and 2012

(Unaudited)

DC Brands International, Inc.

Consolidated Balance Sheets

As of March 31, 2014 and December 31, 2013

	As of March 31,	As of December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$3,103	$11
Total current assets	3,103	11

Property and equipment, net	-	-
Investments	50,000	50,000

Total assets	$53,103	$50,011

Liabilities
Current liabilities
Accounts payable	$137,039	$137,039
Accrued Bonuses	1,800,000	1,800,000
Accrued interest payable	1,559,852	1,422,453
Related party payable	229,133	229,133
Note payable to former officers	1,090,556	1,090,556
Short-term notes payable and current portion of long-term debt (Net of Unamortized Discount of $35,736 as of March 31, 2014 and $255,486 as of December 31, 2013)	4,694,034	4,484,666
Total current liabilities	9,510,614	9,163,847
Long-term debt (Net of Unamortized Discount of $643,018 as of March 31, 2014 and $122,177 as of December 31, 2013)	333,270	319,110
Total liabilities	9,843,884	9,482,957

Stockholders' deficit
Preferred Stock, $0.001 par value; 25,000,000 shares authorized
Series A Preferred Stock, 100,000 shares authorized; shares issued and outstanding - 91,111 shares as of March 31, 2014 and December 31, 2013	91	91
Series B - G Preferred Stock, 100,000 shares authorized; shares issued and outstanding - 60,849 shares as of March 31, 2014 and 60,686 shares as of December 31, 2013	61	61
Common Stock, $0.001 par value; 5,000,000,000 shares authorized; shares issued and outstanding
-2,460,216,842 as ofMarch 31, 2014 and 505,243,481 as of December 31, 2013	2,460,217	505,244
Additional paid in capital	90,390,183	92,385,040
Accumulated deficit	(102,641,333)	(102,323,382)
Total stockholders' deficit	(9,790,781)	(9,432,946)

Total liabilities and stockholders' deficit	$53,103	$50,011

The accompanying notes are an integral part of these unaudited financial statements.

DC Brands International, Inc.

Consolidated Statements of Operations

For the Three Months Ended March 31, 2014 and 2013

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net Revenues	$1,105	$16,370
Cost of goods sold	-	9,577
Gross margin	1,105	6,793

Operating Expenses
General and administrative	58,013	67,973
Sales and marketing	-	33,455
Depreciation and amortization	-	2,519
Total operating expenses	58,013	103,947
Loss from operations	(56,908)	(97,154)

Other Expense (Income)
Interest expense	261,043	365,249
Gain on Sale of Assets	-	(4,500)
Loss on retirement of debt	-	405,066
Total other expense (income)	261,043	765,815
Loss Before Taxes	(317,951)	(862,969)
Provision for income taxes	-	-
Net Loss	$(317,951)	$(862,969)

Weighted average number of common shares outstanding	1,446,338,298	97,856

Basic and diluted net loss per common share	$(0.00)	$(8.82)

The accompanying notes are an integral part of these unaudited financial statements.

DC Brands International, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2014 and 2013

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash used in operating activities
Net loss	$(317,951)	$(862,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	2,519
Debt issued for services	15,000	-
Loss on retirement of debt	(0)	405,066
Amortization of debt discount	122,242	199,283
Changes in operating assets and liabilities:
Accounts receivable	-	13,372
Inventory	-	25,588
Prepaid expenses	-	923
Accounts payable	-	4,471
Accrued interest payable	138,801	165,966
Net cash used in operating activities	$(41,908)	$(45,781)
Cash provided by investing activities
Sale of property and equipment	-	4,100
Net cash provided by investing activities	$-	$4,100
Cash provided by financing activities
Proceeds from notes payable	45,000	26,000
Net cash provided by financing activities	$45,000	$26,000
Net decrease in cash and cash equivalents	$3,092	$(15,681)
Cash and cash equivalents
Beginning of period	11	16,628
End of period	$3,103	$947

Supplemental Disclosure of Noncash Investing and Financing Activities
Notes payable converted to common stock	$170,381	$22,324
Common stock issued for retirement of debt and accrued interest	$1,954,973	$427,390
Accrued interest reclassified to long-term debt	$1,402	$-
Disposition of fully depreciated property, plant &equipment	$-	$211,020
Preferred stock exchanged for debt	$635,000	$439,836
Supplemental Disclosure
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

DC Brands International, Inc.

Consolidated Statement of Stockholders’ Deficit

For the Three Months Ended March 31, 2014

	Series A Preferred Stock		Series B - G Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2013	91,111	$91	60,849	$61	505,243,481	$505,244	$92,385,040	$(102,323,382)	$(9,432,946)
Common stock issued in exchange for retirement of debt					1,954,973,361	1,954,973	(1,783,190)		171,783
Preferred Stock exchanged for convertible debt			(163)	-			(635,000)		(635,000)
Discount on Notes Payable							423,333		423,333
Net loss								(317,951)	(317,951)
Balance, March 31, 2014	91,111	$91	60,686	$61	2,460,216,842	$2,460,217	$90,390,183	$(102,641,333)	$(9,790,781)

The accompanying notes are an integral part of these unaudited financial statements.

1.	Business and Significant Accounting Policies

The Company

DC Brands International, Inc. (“DC Brands” or the “Company”) was incorporated under the laws of Colorado in 1998 as Telemerge Holding Corp. and changed its name to DC Brands International, Inc. in 2004.  DC Brands specializes in the manufacture, marketing and distribution of health related products that utilize natural botanicals, vitamins, minerals and supplements and are aimed at maximizing the full potential of the body.    The Company’s focus during the first half of 2013 was the sale of products under its H.A.R.D. Nutrition label. During the second half of the year the focus was shifted to its joint venture tea business and the Company’s restructuring.  The Company’s current focus is on providing financial and other services to the Colorado marijuana industry.

Financial Condition

The Company has incurred significant losses and negative cash flows since its inception.   In addition, the Company had negative working capital (current assets less current liabilities) at March 31, 2014.

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

Basis of Presentation

These statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented. The accompanying financial statements should be read in conjunction with DC Brands’ consolidated financial statements for the years ended December 31, 2013 and 2012 filed in the Company’s Annual Report on Form 10K dated December 31, 2013, which includes all disclosures required by accounting principles generally accepted in the United States of America, or GAAP. The results of operations for the periods ended March 31, 2013 and 2012 are not necessarily indicative of expected operating results for the full year.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries DC Nutrition, Inc. and DC Brands, LLC (inactive) as well as its 80% owned subsidiary DB Brands Green Investments, LLC.  All material intercompany transactions and balances have been eliminated.

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

As of March 31, 2014 and December 31, 2013 there were no accounts receivable.

Fair Value of Financial Instrument Estimates

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of those financial instruments.  The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the consolidated balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the three months ended March 31, 2014 and 2013.

Recent Accounting Pronouncements

During the period ended March 31, 2014, there were several new accounting pronouncements issued by the FASB.

Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

2.	Commitments and Contingencies

The Company currently has no leases or other contingencies.

3.	Notes Payable

As of March 31, 2014 and December 31, 2013, forty-one notes payable totaling $4,178,674, were past due.  There are no default penalties or fees that may be sanctioned against the Company for not paying the notes upon maturity.  The Company intends to restructure these notes into long-term debt or equity.

The Company settled notes payable and accrued interest payable totaling $171,783 and $22,324 during the three months ended March 31, 2014 and 2013, respectively by issuing 1,954,973,361 and 4,273,901 shares of common stock during the three months ended March 31, 2014 and 2013, respectively.

Transactions involving notes payable subsequent to March 31, 2014 are set forth in Note 8. Subsequent Events.

4.	Income Taxes

The Company has not filed tax returns since its inception.  The Company is in the process of preparing past tax returns and does not believe that it will be exposed to any risk of penalty or forfeiture of NOLs.

At March 31, 2014 and December 31, 2013, the Company provided a full valuation allowance against any calculated deferred tax asset based on the weight of available evidence, both positive and negative, including the Company’s history of losses, which indicate that it is more likely than not that such benefits will not be realized.

5.	Stockholders’ Equity

Issuances of Common Stock

The Company issued common stock during the three months ended March 31, 2014 as set forth below.  The common stock was valued at the fair market value at the date the Company became obligated to issue the shares.

The Company issued 1,954,973,361 shares of common stock on twenty-eight different occasions during the three months ended March 31, 2014, upon partial conversion of five different notes.

Preferred Stock

The chart below details the number of preferred shares issued and conversion analysis.

Shares Issued	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Total
Issued as of 12/31/2013	91,111	269	1,641	44,663	2,776	5,500	6,000	151,960
For conversion to debt	-	(163)		-	-	-	-	$(439,836)
Issued as of 3/31/2014	91,111	106	1,641	44,663	2,776	5,500	6,000	151,980
% of Common Stock convertible into	51.25%	7.95%	1.64%	0.00%	8.12%	5.50%	6.00%	80.46%
	Voting Only			Upside Only
Common Stock if Series Converted converted	2,586,425,966	212,562,735	41,085,621		217,483,169	143,307,631	156,961,835	3,357,826,957
Common stock if all Series converted at once	7,801,821,228	641,184,585	123,932,669		656,026,821	432,280,117	473,467,321	10,128,712,740

Transactions involving common stock subsequent to March 31, 2014 are set forth in Note 10. Subsequent Events.

6.	Share Based Compensation Expense

The Company recognizes expense associated with shares issued for services over the service period.  The shares are valued based upon the fair value of the common stock on the date that the Company becomes obligated to issue the shares.  Expenses associated with shares issued for services were zero in both the three months ended March 31, 2014 and 2013.

7.	Related Party Transactions

The Company had related party payables and note payable to former officers of $1,319,689 and $1,319,689 at March 31, 2014 and December 31, 2013, respectively consisting primarily of notes payable to former officers.  Of the $1,319,689 of related party payables, $1,000,000 was owed to Mr. Pearce in the form of a secured convertible promissory note and $319,689 was owed to Mr. Alcamo ($216,175 for deferred salary payable, $12,958 for royalties owed in accordance with the bottle cap license agreement and $90,556 in the form of an unsecured promissory note).  Richard Pearce, our former Chief Executive Officer, and Jeremy J Alcamo, our former Executive Vice President, have received a design patent in the United States (US D 576,877S) for the flip-top compartment which we currently use on our H.A.R.D. Nutrition bottles, which they have licensed to us on an exclusive basis for a fee based upon the number of products sold that contain the cap.  The royalty agreement with Richard Pearce and Jeremy Alcamo is for a term of five years and is renewable by the Company for five additional one year terms and provides that they are entitled to receive 5 cents per cap or 2 1/2 cents each for each bottle cap sold.  The bottle cap is a specialized cap that contains the vitamin supplements in the Company’s functional water system. The agreement may be immediately terminated upon the occurrence of: (i) a default in payments due thereunder if the default has continued for ten days after notice of the default was given; (ii) upon a party’s insolvency, assignment for the benefit of creditors of filing of a bankruptcy petition; or (iii) a party’s refusal or failure to perform an obligation under the agreement if such default is not cured within ten days of notice thereof.   The related party payables are non-interest bearing and due on demand.  We have 1 note payable originated in 2011 with an aggregate principal balance of $264,598 due in 2012 bearing interest at 6%. This note is from Cut & Dried Productions, LLC a company that Richard Pearce, the former CEO of DC Brands International, owns a majority of.

8.	Subsequent Events

Subsequent to March 31, 2014, the Company issued common stock as follows:

	Shares	Common Stock	Additional Paid in Capital	Amount
For conversion of debt	1,205,755,802	$1,205,756	$-	$1,205,756
	1,205,755,802	$1,205,756	$-	$1,205,756

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

General

The following analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2014 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Quarterly Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2013 and the other information set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Overview

We commenced sales of our H.A.R.D. Nutrition Functional Water Systems in August 2009 at King Soopers. From our inception to March 31, 2014, we had incurred an accumulated deficit of $102,641,333. Our accumulated deficit through March 31, 2014 is primarily attributable to our issuance of stock compensation and losses from conversions of debt.

On April 4, 2014 we announced a new direction for the Company.  We have positioned the Company to become a service provider to the expanding Colorado marijuana industry. DC Brands, through its newly formed, 80% owned subsidiary, DC Brands Green Investments, LLC intends to provide accounting, security, compliance, payroll processing and tax payment services to fully licensed Colorado medical and recreational marijuana businesses. During the past few months, we have been focused on finalizing funding commitments for our new line of business, developing our business plan, interviewing potential consultants as well as seeking third party customers for our service.

If our revenue from our operations is not sufficient to meet our ongoing expenses we will need additional financing.

Results of Operations

Quarter ended March 31, 2014 Compared to quarter ended March 31, 2013

Revenue- During the quarter ended March 31, 2013, we generated revenue of $1,105, a substantial portion of which was attributable to the sale of our H.A.R.D, Nutrition Functional Water System which commenced in August 2009.  This represented a 93% decrease from the prior year.  During the same period of 2013, we had revenue of $16,370.  Our gross margin decreased from $6,793 for the quarter ended March 31, 2013 to $1,105 for the quarter ended March 31, 2014. Our cost of goods sold decreased approximately 100% to $0 for the quarter ended March 31, 2014 from $9,577 for the quarter ended March 31, 2013.  The decrease in the cost of goods sold was attributable to the decrease in sales.    Sales of our H.A.R.D. Nutrition Functional Water System and H.A.R.D. Nutrition supplements accounted for 100% and 0% respectively of our revenue for the quarter ended March 31, 2014.

Expenses- Our total operating expenses, excluding depreciation and amortization, for the quarter ended March 31, 2014 were $58,013 as compared to $101,428 for the quarter ended March 31, 2013.

General and administrative expenses were $58,013 and $67,973 for the quarters ended March 31, 2014 and March 31, 2013, respectively and included salaries, legal, accounting and other professional fees and occupancy related expenses.  Included in general and administrative for the quarter ended March 31, 2014 was $0 for salaries, $57,005 for legal accounting and other professional expenses and $1,008 for occupancy related expenses. Included in general and administrative expenses of $67,973 for the quarter ended March 31, 2013 was $48,601 for salaries, -11,361 for legal accounting and other professional expenses (including a refund of $20,000 previously paid) and $22,436 for occupancy related expenses

Sales and marketing consisted of advertising and other promotional expenses. Sales and marketing expenses were $0 and $33,455 for the quarters ended March 31, 2014 and March 31, 2013, respectively.  No expense for advertising was paid in the first quarter of 2014 or 2013.

Interest expense for the quarter ended March 31 2014 decreased 29% to $261,043 from $365,249 for the quarter ended March 31, 2013.  Net loss for the quarter ended March 31, 2013 decreased 63% to $317,921 as compared to $862,969 for the quarter ended March 31, 2013 and was attributable to an decreases in the loss on the retirement of debt to $0, during the three months ended March 31, 2014 in comparison to a loss on retirement of debt of $405,065 during the three months ended March 31, 2013.

Liquidity and Capital Resources

Revenues

At March 31, 2014 we had cash and cash equivalents of $3,103 as compared to $11 at December 31, 2013.  Our working capital deficit at March 31, 2014 was $9,507,511 and at December 31, 2013 was $9,163,836.

For the three months ended March 31, 2014 our cash used in operating activities was $41,908. Our primary sources and uses of cash from operating activities for the period were losses from operations, loss on retirement of debt, amortization of debt discount and accrued interest payable.

Net cash provided by financing activities for the three months ended March 31, 2014 was $45,000.

Current and Future Financing Needs

We have incurred an accumulated deficit of $102,641,333 through March 31, 2014. We have incurred negative cash flow from operations since we started our business. At March 31, 2014, we had short term and long term debt of $6,346,993, which includes related party debt.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our new business strategy, including our advertising and marketing campaign,  and fees in connection with regulatory compliance and corporate governance.

We have no commitment for additional funding other than the $1 million commitment for our new marijuana related business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our new line of business, the provision of financial and other services to the marijuana industry and fees in connection with regulatory compliance and corporate governance.  The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.  If our anticipated revenue from the provision of services for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements for the next few months. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we may need to raise additional funds, whether through a stock offering or otherwise.

As of March 31, 2014 and December 31, 2013, forty-one notes payable totaling $4,178,674, were past due.  There are no default penalties or fees that may be sanctioned against the Company for not paying the notes upon maturity.  The Company intends to restructure these notes into long-term debt or equity, however there can be no assurance that it will be successful in doing so.

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

A summary of notes payable as of March 31, 2014 is as follows:

	Current	Long Term	Total
1 Note payable, originated in 2004, due in 2006, 6% interest rate, secured by assets of DC Brands, LLC, a wholly owned subsidiary	$538,887	$-	$538,887

1 Note payable originated in 2007, due in 2007, 36% interest, unsecured	10,000	-	10,000

1 Note payable originated in 2007, due in 2008, 24% interest, unsecured	14,267	-	14,267

6 Notes payable, originated in 2008, due at various dates from July to August 2010, 15% interest, unsecured	368,879	-	368,879

10 Notes payable, originated in 2010, due from January 1, 2013 - 2015, 10.25% interest, unsecured	646,571	1,452	648,023

8 Notes payable, originated in 2010 and 2011, due at various dates from July 2013 to March 2014, 16% interest, unsecured	723,333	-	723,333

2 Notes payable, originated in 2011 and 2012, due Dec 31, 2013, 4% interest, unsecured	197,682	-	197,682

6 Notes payable, originated in 2011 &2012, due to be repaid from a portion of gross sales beginning in Feb 2012, 12% interest, unsecured	1,275,000	-	1,275,000

1 Note payable, originated in 2012, due June, 2013, 8% interest, unsecured	25,080	-	25,080

1 Note payable, originated in 2011, due Jan 1, 2014, 10.25% interest, unsecured	263,913	-	263,913

4 Notes payable, originated in 2011 & 2012, due in 2012 4% interest and a 15% redemption premium	149,442	-	149,442

2 Note payable, originated in 2011, due in 2012 6% interest	264,598	-	264,598

1 Note payable, originated in 2012, due in 2012 6% interest	25,000	-	25,000

1 Note payable, originated in 2013, due in 2015 4% interest	-	439,835	439,835

6 Notes payable, originated in 2013, due in 2014 0% - 10% interest	192,500	-	192,500

1 Note payable, originated in 2013, due in 2013 0% interest	45,000	-	45,000

	4,740,152	441,287	5,181,439
Unamortized discount	(255,486)	(122,177)	(377,663)

	$4,484,666	$319,110	4,803,776

Related party notes
1 Note payable, originated in 2010, callable with 366 day notice, 10% interest, unsecured	90,556	-	90,556

1 Note payable, originated in 2012, convertible into, common stock after 90 days. 10.25% interest rate, secured by all assets of DC Brands International Inc.	1,000,000	-	1,000,000

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

Our principal offices are located at 1685 South Colorado Blvd, Suite S291, Denver, Colorado 80222.  Our telephone number is (720)281-7143.

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the period ended March 31, 2014.

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

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources.  Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of our financial statements are reasonable.  Management regularly reviews these estimates and judgments for impairment, valuation and other changes in estimate.  Our critical account estimates are set forth below and have not changed during 2013 or the first quarter of 2014.  There were no changes to any estimates or judgments that had a material impact on the financial presentation.

The critical accounting policies affecting our financial reporting are summarized in Note 1 to the consolidated financial statements included in this filing. Policies involving the most significant judgments and estimates are summarized below.

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the three months ended March 31, 2014 and the year ended December 31, 2013.

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

Recently Issued Accounting Standards

During the period ended March 31, 2014, there were several new accounting pronouncements issued by the FASB.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Contractual Obligations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) who is also its Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO who is also its CFO concluded that due to a lack of segregation of duties,  the Company’s disclosure controls and procedures are not effective as of March 31, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO who is also its CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In January through March 2014 we issued to four debtors an aggregate of 1,954,973,361 shares of our common stock in conjunction with pay down of debt.  These issuances were exempt from registration in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended (the “Act”).

Subsequent to March 31, 2014 we issued 1,205,755,802 shares of our common stock in conjunction with the conversion of debt.  These issuances were exempt from registration in reliance on Section 3(a)(9) of the Act.

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

DATE: May 15, 2014	DC BRANDS INTERNATIONAL, INC. (Registrant)

	By:	/s/ Robert H. Armstrong
Robert H. Armstrong Chief Executive Officer (Principal Executive Officer)