Form 10-Q
period 2014-06-30
DC BRANDS INTERNATIONAL INC
filed 2014-08-19
CIK 1393463

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________to  __________

Commission File Number 000-54031

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 6,554,828,238 shares of common stock, $.001 par value per share, as of August 14, 2014.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

DC BRANDS INTERNATIONAL, INC.

ITEM 1. FINANCIAL STATEMENTS

DC BRANDS INTERNATIONAL, INC.

Consolidated Financial Statements

As of June 30, 2014 and 2013

(Unaudited)

DC Brands International, Inc.

Consolidated Balance Sheets

As of June 30, 2014 and December 31, 2013

	As of June 30,	As of December 31,
	2014	2013

Assets
Current assets
Cash and cash equivalents	$56	$11
Accounts receivable	35,000	-
Total current assets	35,056	11

Property and equipment, net	-	-
Investments	50,000	50,000

Total assets	$85,056	$50,011

Liabilities
Current liabilities
Accounts payable	$148,905	$137,039
Accrued Bonuses	1,800,000	1,800,000
Accrued interest payable	1,699,121	1,422,453
Related party payable	229,133	229,133

Note payable to former officers	1,090,556	1,090,556
Short-term notes payable and current portion of long-term debt (Net of Unamortized Discount of $324,437 as of June 30, 2014 and $255,486 as of December 31, 2013)	4,649,380	4,484,666
Total current liabilities	9,617,095	9,163,847
Long-term debt (Net of Unamortized Discount of $412,335 as of June 30, 2014 and $122,177 as of December 31, 2013)	251,454	319,110
Total liabilities	9,868,549	9,482,957

Stockholders’ deficit
Preferred Stock, $0.001 par value; 25,000,000 shares authorized
Series A Preferred Stock, 100,000 shares authorized; shares issued and outstanding - 91,111 shares as of March 31, 2014 and December 31, 2013	91	91
Series B - G Preferred Stock, 100,000 shares authorized; shares issued and outstanding - 60,647 shares as of June 30, 2014 and 60,686 shares as of December 31, 2013	61	61
Common Stock, $0.001 par value; 5,000,000,000 shares authorized; shares issued and outstanding -5,513,183,642 as of June 30, 2014 and 505,243,481 as of December 31, 2013	5,513,184	505,244
Additional paid in capital	87,733,468	92,385,040
Accumulated deficit	(103,039,297)	(102,323,382)
Total DC Brands equity	(9,792,493)	(9,432,946)
Noncontrolling interest	9,000
Total stockholders’ deficit	(9,783,493)	(9,432,946)

Total liabilities and stockholders’ deficit	$85,056	$50,011

The accompanying notes are an integral part of these unaudited financial statements.

DC Brands International, Inc.

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2014 and 2013

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Revenues	$50,000	$(10,199)	$51,105	$6,171
Cost of goods sold	-	747	-	10,324
Gross margin	50,000	(10,946)	51,105	(4,153)

Operating Expenses
General and administrative	189,212	$74,343	247,226	142,317
Sales and marketing	-	-	-	33,455
Depreciation and amortization	-	782	-	3,301
Total operating expenses	189,212	75,125	247,226	179,073
Loss from operations	(139,212)	(86,071)	(196,121)	(183,226)

Other Expense (Income)
Interest expense	249,751	345,390	510,794	710,639
Gain on Sale of Assets	-	(3,500)	-	(8,000)
Loss on retirement of debt	-	836,644	-	1,241,709
Total other expense (income)	249,751	1,178,534	510,794	1,944,348
Loss Before Taxes	(388,963)	(1,264,605)	(706,915)	(2,127,574)
Provision for income taxes	-	-	-	-
Net Income/(loss) to the noncontrolling interest	9,000	-	9,000	-
Net Loss attributed to DC Brands	$(397,963)	$(1,264,605)	$(715,915)	$(2,127,574)

Weighted average number of common shares outstanding	3,388,631,759	1,901,401	2,422,850,480	1,004,611

Basic and diluted net loss per common share	$(0.00)	$(0.67)	$(0.00)	$(2.12)

The accompanying notes are an integral part of these unaudited financial statements.

DC Brands International, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2014 and 2013

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash used in operating activities
Net loss	$(715,915)	$(2,127,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	3,301
Debt issued for services	90,000	-
Debt issued for payment of expenses	-	20,000
Loss on retirement of debt	0	1,241,709
Amortization of debt discount	232,724	398,567
Inventory write down	-	-
Noncontrolling interest share of net income/(loss)	9,000	-
Changes in operating assets and liabilities:
Accounts receivable	(35,000)	24,190
Inventory	-	26,335
Prepaid expenses	-	923
Accounts payable	11,865	4,471
Accrued interest payable	278,070	312,074
Accrued liabilities	-	(673)
Net cash used in operating activities	$(129,256)	$(96,677)
Cash provided by investing activities
Sale of property and equipment	-	4,100
Net cash provided by investing activities	$-	$4,100
Cash provided by financing activities
Proceeds from notes payable	129,300	77,000
Net cash provided by financing activities	$129,300	$77,000
Net decrease in cash and cash equivalents	$45	$(15,577)
Cash and cash equivalents
Beginning of period	11	16,628
End of period	$56	$1,051

Supplemental Disclosure of Noncash
Investing and Financing Activities
Notes payable converted to common stock	$399,535	$183,002
Investment in Other Company	$-	$50,000
Debt Issued for services	$-	$20,000
Common stock issued for retirement of debt and accrued interest	$4,332,940	$1,428,144
Accrued interest reclassified to long-term debt	$1,402	$-
Disposition of fully depreciated property, plant &equipment	$-	$217,920
Preferred stock converted to common stock	$675,000	$-
Preferred stock exchanged for debt	$635,000	$439,836
Supplemental Disclosure
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

DC Brands International, Inc.

Consolidated Statement of Stockholders’ Deficit

For the Six Months Ended June 30, 2014

	Series A Preferred Stock		Series B - G Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total DC Brands	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2013	91,111	$91	60,849	$61	505,243,481	$505,244	$92,385,040	$(102,323,382)	$(9,432,946)	$-	$-
Common stock issued in exchange for retirement of debt					4,332,940,161	4,332,940	(3,933,405)		399,535
Preferred Stock exchanged for convertible debt			(163)	-			(635,000)		(635,000)
Discount on Notes Payable							591,833		591,833
Preferred Stock exchanged for common stock			(39)		675,000,000	675,000	(675,000)		-
Net loss								(715,915)	(715,915)	9,000	(706,915)
Balance, June 30, 2014	91,111	$91	60,647	$61	5,513,183,642	$5,513,184	$87,733,468	$(103,039,297)	$(9,792,493)	$9,000	$(9,783,493)

The accompanying notes are an integral part of these unaudited financial statements.

1.	Business and Significant Accounting Policies

The Company

DC Brands International, Inc. (“DC Brands” or the “Company”) was incorporated under the laws of Colorado in 1998 as Telemerge Holding Corp. and changed its name to DC Brands International, Inc. in 2004.  The Company’s current focus is on providing financial and other services to the Colorado marijuana industry. From inception until the first half of 2013, DC Brands’ main focus has been on  the manufacture, marketing and distribution of health related products that utilize natural botanicals, vitamins, minerals and supplements and are aimed at maximizing the full potential of the body.    The Company’s focus during the first half of 2013 was the sale of products under its H.A.R.D. Nutrition label. During the second half of the year the Company’s focus was shifted to its joint venture tea business and a  restructuring of the Company.

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

Financial Condition

The Company has incurred significant losses and negative cash flows since its inception.   In addition, the Company had negative working capital (current assets less current liabilities) at June 30, 2014.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

As of June 30, 2014 the Company had one receivable from a client of its 80% owned subsidiary and it is current.  As of December 31, 2013 there were no accounts receivable.

Fair Value of Financial Instrument Estimates

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of those financial instruments.  The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the consolidated balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the three months ended June 30, 2014 and 2013.

Recent Accounting Pronouncements

During the period ended June 30, 2014, there were several new accounting pronouncements issued by the FASB.

Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements. Set forth below are the more significant pronouncements.

In July 2014, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification™. A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. Current U.S. GAAP requires a development stage entity to present the same basic financial statements and apply the same recognition and measurement rules as established companies. In addition, U.S. GAAP requires a development stage entity to present inception-to-date information about income statement line items, cash flows, and equity transactions. For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not yet been issued or made available for issuance. The Company has elected to adopt the guidance as of June 30, 2014.  The adoption did not impact the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

2.	Commitments and Contingencies

The Company currently has no leases or other contingencies.

3.	Notes Payable

As of June 30, 2014 and December 31, 2013, fifty-two notes payable totaling $5,363,153, were past due.  There are no default penalties or fees that may be sanctioned against the Company for not paying the notes upon maturity.  The Company intends to restructure these notes into long-term debt or equity.

The Company settled notes payable and accrued interest payable totaling $399,534 and $133,002 during the six months ended June 30, 2014 and 2013, respectively by issuing 5,007,940,161 and 5,956,329 shares of common stock during the six months ended June 30, 2014 and 2013, respectively.

Transactions involving notes payable subsequent to June 30, 2014 are set forth in Note 8. Subsequent Events.

4.	Income Taxes

The Company has not filed tax returns since its inception.  The Company is in the process of preparing past tax returns and does not believe that it will be exposed to any risk of penalty or forfeiture of NOLs.

At June 30, 2014 and December 31, 2013, the Company provided a full valuation allowance against any calculated deferred tax asset based on the weight of available evidence, both positive and negative, including the Company’s history of losses, which indicate that it is more likely than not that such benefits will not be realized.

5.	Stockholders’ Equity

Issuances of Common Stock

The Company issued common stock during the six months ended June 30, 2014 as set forth below.  The common stock was valued at the fair market value at the date the Company became obligated to issue the shares.

The Company issued 5,007,940,161 shares of common stock on forty-one different occasions during the six months ended June 30, 2014, upon partial conversion of six different notes and the partial conversion of Series E preferred stock.  The common stock value ranged from $.00015 to $.000125 per share.  The shares were collectively valued at $2,221,725.

Preferred Stock

The chart below details the number of preferred shares issued and conversion analysis.

Shares Issued	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Total
Issued as of 12/31/2013	91,111	269	1,641	44,663	2,776	5,500	6,000	151,960
For conversion to debt	-	(163)		-	(39)	-	-	(202)
Issued as of 3/31/2014	91,111	106	1,641	44,663	2,737	5,500	6,000	151,758
% of Common Stock convertible into	51.25%	7.95%	1.64%	0.00%	8.01%	5.50%	6.00%	80.35%

Transactions involving common stock subsequent to June 30, 2014 are set forth in Note 8. Subsequent Events.

6.	Share Based Compensation Expense

The Company recognizes expense associated with shares issued for services over the service period.  The shares are valued based upon the fair value of the common stock on the date that the Company becomes obligated to issue the shares.  Expenses associated with shares issued for services were zero in both the three months and six months ended June 30, 2014 and 2013.

7.	Related Party Transactions

The Company had related party payables and note payable to former officers of $1,319,689 and $1,319,689 at June 30, 2014 and December 31, 2013, respectively consisting primarily of notes payable to former officers.  Of the $1,319,689 of related party payables, $1,000,000 was owed to Mr. Pearce in the form of a secured convertible promissory note and $319,689 was owed to Mr. Alcamo ($216,175 for deferred salary payable, $12,958 for royalties owed in accordance with the bottle cap license agreement and $90,556 in the form of an unsecured promissory note).  Richard Pearce, our former Chief Executive Officer, and Jeremy J Alcamo, our former Executive Vice President, have received a design patent in the United States (US D 576,877S) for the flip-top compartment which we currently use on our H.A.R.D. Nutrition bottles, which they had licensed to us on an exclusive basis for a fee based upon the number of products sold that contain the cap.  The royalty agreement with Richard Pearce and Jeremy Alcamo was for a term of five years and expired in January 2013 The agreement provided  that they were entitled to receive 5 cents per cap or 2 1/2 cents each for each bottle cap sold.  The bottle cap is a specialized cap that contains the vitamin supplements in the Company’s functional water system..   The related party payables are non-interest bearing and due on demand.  The 20% minority interest in DC Brands Green Investors, LLC is controlled by Robert Armstrong, the Company’s CEO & CFO.  We have 1 note payable originated in 2011 with an aggregate principal balance of $264,598 due in 2012 bearing interest at 6%. This note was issued to Cut & Dried Productions, LLC a company that Richard Pearce, the former CEO of DC Brands International, owns a majority of.

8.	Subsequent Events

Subsequent to June 30, 2014, the Company issued common stock as follows:

	Shares	Common Stock	Additional Paid in Capital	Amount
For conversion of debt	1,041,644,596	$1,041,645	$-	$1,041,645
	1,041,644,596	$1,041,645	$-	$1,041,645

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This discussion and analysis should be read in conjunction with the accompanying Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” and have not changed significantly.

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

General

The following analysis of our consolidated financial condition and results of operations for the three months and six months ended June 30, 2014 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Quarterly Report on Form 10-Q  and the financial statements for the year ended December 31, 2013 and the other information set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Overview

We commenced sales of our H.A.R.D. Nutrition Functional Water Systems in August 2009 at King Soopers. From our inception to June 30, 2014, we had incurred an accumulated deficit of $103,040,297.  Our accumulated deficit through June 30, 2014 is primarily attributable to our issuance of stock compensation and losses from conversions of debt.

On April 4, 2014 we announced a new direction for the Company.  We have positioned the Company to become a service provider to the expanding Colorado marijuana industry. DC Brands, through its newly formed, 80% owned subsidiary, DC Brands Green Investments, LLC intends to provide accounting, security, compliance, payroll processing and tax payment services to fully licensed Colorado medical and recreational marijuana businesses. During the past few months, we have been focused on finalizing funding commitments for our new line of business, developing our business plan, interviewing potential consultants as well as seeking third party customers for our service.  We signed our first consulting client in June of 2014

If our revenue from sales and payments derived from our factoring arrangement and financing from our equity funding facility is not sufficient to meet our ongoing expenses we will need additional financing.

Results of Operations

Quarter ended June 30, 2014 Compared to quarter ended June 30, 2013

Revenue- During the quarter ended June 30, 2014, we generated revenue of $50,000, which was attributable to our consulting contract with our first Colorado marijuana client.  During the quarter ended June 30, 2013, we generated revenue of $-10,199, due to the writing off of a bad debt from the first quarter related to the sale of our H.A.R.D, Nutrition Functional Water System which commenced in August 2009.  Our gross margin increased from $-10,946 for the quarter ended June 30, 2013 to $50,000 for the quarter ended June 30, 2014.

Expenses- Our total operating expenses, excluding depreciation and amortization, for the quarter ended June 30, 2014 were $189,212 as compared to $74,343 for the quarter ended June 30, 2013.

General and administrative expenses were $189,212 and $74,343 for the quarters ended June 30, 2014 and June 30, 2013, respectively and included salaries, legal, accounting and other professional fees and occupancy related expenses.  Included in general and administrative for the quarter ended June 30, 2014 was $0 for salaries, $184,703 for legal accounting and other professional expenses and $300 for occupancy related expenses. Included in general and administrative expenses of $74,343 for the quarter ended June 30, 2013 was $0 for salaries, 68,765 for legal accounting and other professional expenses and $2,268 for occupancy related expenses

Sales and marketing consisted of advertising and other promotional expenses. Sales and marketing expenses were $0 and $33,455 for the quarters ended June 30, 2014 and June 30, 2013, respectively.  No expense for advertising was paid in the second quarter of 2014 or 2013.

Interest expense for the quarter ended June 30, 2014 decreased 28% to $249,751 from $345,390 for the quarter ended June 30, 2013.

Net loss for the quarter ended June 30, 2014 decreased 68% to $398,963 as compared to $1,264,605 for the quarter ended June 30, 2013 and was attributable to a decrease in the loss on the retirement of debt to $0, during the three months ended June 30, 2014 in comparison to a loss on retirement of debt of $836,644 during the three months ended June 30, 2013.

Liquidity and Capital Resources

Revenues

At June 30, 2014 we had cash and cash equivalents of $56 as compared to $11 at December 31, 2013.  Our working capital deficit at June 30, 2014 was ($9,833,493) and at December 31, 2013 was $9,163,836.

For the six months ended June 30, 2014 our cash used in operating activities was $129,256.  Our primary sources and uses of cash from operating activities for the period were losses from operations, amortization of debt discount and accrued interest payable.

Net cash provided by financing activities for the six months ended June 30, 2014 was $129,300.  This was provided by the issuance of short term convertible promissory notes to two entities.

Current and Future Financing Needs

We have incurred an accumulated deficit of $103,040,297 through June 30, 2014. We have incurred negative cash flow from operations since we started our business. At June 30, 2014, we had short term and long term debt of $6,220,523, which includes related party debt.   We have spent, and expect to continue to spend, substantial amounts in connection with implementing our new business strategy, including our advertising and marketing campaign,  and fees in connection with regulatory compliance and corporate governance.

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

As of June 30, 2014 and December 31, 2013, fifty-two notes payable totaling $5,363,153, were past due.  There are no default penalties or fees that may be sanctioned against the Company for not paying the notes upon maturity.  The Company intends to restructure these notes into long-term debt or equity, however there can be no assurance that it will be successful in doing so.

Related Party Notes

We have a note with a principal balance of $90,556 that is a related party payable owed to Jeremy Alcamo. It bears interest at a rate of 10% and is callable with 366 days notice which classifies it as long term debt.   We also have a $1,000,000 note due to Richard Pearce our former CEO that bears interest at 10.25% and is convertible into common stock at a 60% discount to the current market rate.

A summary of notes payable as of June 30, 2014 is as follows:

	Current	Long Term	Total
1 Note payable, originated in 2004, due in 2006, 6% interest rate, secured by assets of DC Brands, LLC, a wholly owned subsidiary	$538,886	$-	$538,886

1 Note payable originated in 2007, due in 2007, 36% interest, unsecured	10,000	-	10,000

1 Note payable originated in 2007, due in 2008, 24% interest, unsecured	14,267	-	14,267

6 Notes payable, originated in 2008, due at various dates from July to August 2010, 15% interest, unsecured	368,878	-	368,878

8 Notes payable, originated in 2010, due from January 1, 2013 - 2015, 10.25% interest, unsecured	357,095	1,453	358,548

8 Notes payable, originated in 2010 and 2011, due due at various dates from July 2013 to March 2014, 16% interest, unsecured	723,333	-	723,333

2 Notes payable, originated in 2011 and 2012, due Dec 31, 2013, 4% interest, unsecured	177,683	-	177,683

6 Notes payable, originated in 2011 & 2012, due to be repaid from a portion of gross sales beginning in Feb 2012, 12% interest, unsecured	1,275,000	-	1,275,000

1 Note payable, originated in 2012, due June, 2013, 8% interest, unsecured	-	-	-

1 Note payable, originated in 2011, due Jan 1, 2014, 10.25% interest, unsecured	263,912	-	263,912

6 Notes payable, originated in 2011 & 2012, due in 2012 4% interest and a 15% redemption premium	204,614	-	204,614

2 Note payable, originated in 2011, due in 2012 6% interest	264,598	-	264,598

1 Note payable, originated in 2012, due in 2012 6% interest	25,000	-	25,000

2 Notes payable, originated in 2013, due in 2015 4% interest	-	-	-

8 Notes payable, originated in 2013, due in 2014 0% - 10% interest	705,551	662,336	1,367,887

1 Note payable, originated in 2013, due in 2013 0% interest	45,000	-	45,000

	4,973,817	663,789	5,637,606
Unamortized discount	(324,437)	(412,335)	(736,772)

	$4,649,380	$251,454	4,900,834

OUR PLAN OF OPERATIONS

OPERATING MODEL AND REPORTING STRUCTURE

DC BRANDS INTERNATIONAL, INC.

We, together with our 80% owned subsidiary DC Brands Green Investments, LLC intend to specialize in providing financing, accounting, security, compliance, payroll processing and tax payment services to fully licensed Colorado medical and recreational marijuana businesses.  To date, we have generated $50,000 in revenue from the operations of DC Brands Green Investments, LLC. In the past, we had been engaged in the manufacture, marketing and distribution of health related products that utilize natural botanicals, vitamins, minerals and supplements aimed at maximizing the full potential of the body and more recently specialized tea products.   In May 2013 we entered into the tea business when we purchased 15% of Village Tea Company Distribution, Inc. (“Village Tea”), a manufacturer and distributor of premium blends of loose leaf tea.  We believed that there was synergy between us and Village Tea and we had intended to provide various services to Village Tea such as aiding Village Tea with their manufacturing and bottling needs.   Prior to May 2013, our focus had been on the sale of two distinct types of products under our H.A.R.D Nutrition label (our Functional Water Systems and nutritional supplements) primarily in the Colorado area, where we had sold products indirectly to retail stores, including the King Soopers grocery store chain, through a variety of distributors and directly to retail stores and health and fitness establishments, including the Max Muscle retail health and fitness chain, as well as a few health and fitness and gym locations.  However, since 2013, to conserve costs due to our limited capital resources, we suspended the sale of our nutritional supplements and our primary focus became the sales of our Functional Water Systems under the H.A.R.D. Nutrition label through our website.  . However, due to limited resources we have temporarily discontinued manufacturing and marketing of our Functional Water Systems under the H.A.R.D. Nutrition label through our website. Other than the DC Brands Green revenue reported above, our revenue since 2013 has been derived substantially from the sale of Functional Water Systems under the H.A.R.D. Nutrition label through our website.
H.

Our principal offices are located at 1685 South Colorado Blvd, Suite S291, Denver, Colorado 80222.  Our telephone number is (720)281-7143.

Critical Accounting Policies

Management believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies have a material effect on reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the individual Notes to the Financial Statements for the period ended June 30, 2014.

Revenue Recognition

The Company recognizes revenues when products are shipped or services are delivered to customers, pricing is fixed or determinable, and collection is reasonably assured. Net revenues include product sales net of returns and allowances.

Our continued operations in the long term will depend on whether we are able to derive substantial revenue from our services and/or raise additional funds through various potential sources, such as equity and debt financing. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.  We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.

We have based our estimate on assumptions that may prove to be wrong.  As previously stated, we may need to obtain additional funds in the next couple of months or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements.  We do not have any committed sources of financing at this time, other than the $1 million commitment for our new marijuana business, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all.  If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted.  If we are not able to obtain financing when needed, we may be unable to carry out our business plan.  As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources.  Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of our financial statements are reasonable.  Management regularly reviews these estimates and judgments for impairment, valuation and other changes in estimate.  Our critical accounting  estimates are set forth below and have not changed during 2013 or the first two quarters of 2014.  There were no changes to any estimates or judgments that had a material impact on the financial presentation.

The critical accounting policies affecting our financial reporting are summarized in Note 1 to the consolidated financial statements included in this filing. Policies involving the most significant judgments and estimates are summarized below.

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the three months ended June 30, 2014 and the year ended December 31, 2013.

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

Recently Issued Accounting Standards

During the period ended June 30, 2014, there were several new accounting pronouncements issued by the FASB.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.  Set forth below are the more significant pronouncements.
In July 2014, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification™. A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. Current U.S. GAAP requires a development stage entity to present the same basic financial statements and apply the same recognition and measurement rules as established companies. In addition, U.S. GAAP requires a development stage entity to present inception-to-date information about income statement line items, cash flows, and equity transactions. For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not yet been issued or made available for issuance. The Company has elected to adopt the guidance as of June 30, 2014.  The adoption did not impact the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Contractual Obligations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) who is also its Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO who is also its CFO concluded that due to a lack of segregation of duties,  the Company’s disclosure controls and procedures are not effective as of June 30, 2013 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO who is also its CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From April 2014 through June 2014 we issued to two debtors an aggregate of 2,377,966,800 shares of our common stock in conjunction with pay down of debt.  We also issued 675,000,000 shares of common stock to two holders of convertible preferred stock upon receipt of their conversion requests.  These issuances were exempt from registration in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended (the “Act”).

Subsequent to June 30, 2014 we issued to five debtors an aggregate of 1,041,644,596 shares of our common stock in conjunction with pay down of debt.  These issuances were exempt from registration in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended (the “Act”).

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

DATE: August 19, 2014	DC BRANDS INTERNATIONAL, INC. (Registrant)

	By:	/s/ Robert H. Armstrong
Robert H. Armstrong Chief Executive Officer (Principal Executive Officer)

